Form 10-Q
period 1996-03-31
MEDIZONE CANADA LTD
filed 1996-05-13
CIK 821172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                   Commission File Number
   March 31, 1996                                             33-16757-D

                             MEDIZONE CANADA LIMITED
             (Exact name of registrant as specified in its charter)

              UTAH                                              87-0431771
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


                              123 EAST 54TH STREET
                                    SUITE 7B
                            NEW YORK, NEW YORK 10022
                                 (212) 421-0303
               (Address, including zip code and telephone number,
        including area code of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  /X/        No / /

At May 10, 1996, there were outstanding 36,493,333 shares of the registrant's common stock.

                              Page -1- of 11 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                      Index

                                 March 31, 1996

                                                                          Page
         PART I - FINANCIAL INFORMATION                                  Number

Item 1.  -        Financial Statements

                  Unaudited Interim Consolidated Balance Sheets               3

                  Unaudited Interim Consolidated Statements
                  of Operations                                               4

                  Unaudited Interim Consolidated Statement
                  of Changes in Stockholders' Equity                          6

                  Unaudited Interim Consolidated Statement
                  of Cash Flow                                                7

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                        9
Item 2.  -        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10


         PART II - OTHER INFORMATION

Item 6.  -        Exhibits and Reports on Form 8-K                           11

                  Signatures                                                 11

                              Page -2- of 11 pages

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                                           March 31      December 31,
                                                                            1996            1995
                                                                          --------      ------------
Current Assets:
  Cash                                                                     $   -          $    -
                                                                         ---------        ---------

  Total Current Assets                                                         -               -

Other Assets:

  License agreement                                                            -               -
  Organization costs (net of accumulated
   amortization of $5,520 and $5,520, respectively)                            -               -
                                                                         ---------        ---------

Total Assets                                                             $     -          $    -
                                                                         ---------        ---------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                       $   9,498        $   9,498
  Accrued expenses                                                           2,000            2,000


Total Current Liabilities                                                $  11,498        $  11,498
                                                                         =========        =========
Commitments and Contingencies (Note 1)

Stockholders' Deficiency
  Common stock, authorized 100,000,000 shares,
  par value $.001 per share; issued and
  outstanding 36,493,333                                                    36,493           36,493
Additional paid-in capital                                                 170,152          170,152
Deficit accumulated during development stage                              (218,143)        (218,143)
                                                                         ---------        ---------
Total Stockholders' Deficiency                                             (11,498)         (11,498)
                                                                         ---------        ---------

                                                                         $     -          $  -
                                                                         =========        =========



                   The accompanying notes are an integral part of these consolidated financial statements.

                              Page -3- of 11 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                  Interim Consolidated Statements of Operations
                                   (unaudited)

                                                                                     From the Date
                                                                                     of Inception
                                                     For the Three Months Ended      (Nov. 18, 1987)
                                                             March 31,               through March 31, 1996
                                                     --------------------------      ----------------------
                                                 1996                 1995
                                                 ----                 ----
Sales                                         $  -0-              $  -0-                    $  -0-
                                              -----------         ------------              -----------
Costs and Expenses:
   Research and development expenses          $  -0-              $  -0-                    $    29,554
   General and administrative expenses        $  -0-              $     1,099               $   188,589
                                              -----------         -----------               -----------
   Total Costs and Expenses                   $  -0-              $     1,099               $   218,143
                                              -----------         -----------               -----------

Net Loss                                      $  -0-              $    (1,099)              $  (218,143)
                                              ===========         ===========               ===========

Weighted average number of shares
  outstanding                                  36,493,333          36,493,333                32,798,000
                                              ===========         ===========               ===========

Loss per share                                $  -0-              $  -0-                    $      .01
                                              ===========         ===========               ===========






                   The accompanying notes are an integral part of these consolidated financial statements.

                              Page -4- of 11 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1996
                                   (unaudited)

                                                                                                                   Deficit
                                                                                                                   Accumulated
                                                                                                Additional         During
Medizone  Canada Ltd. -                          Common Stock                   Shares to        Paid-in           Development
Canadian                                     Shares          Amount             be Issued        Capital           Stage
- ------------------------                     ------          ------             ----------       -------           -----------
Initial issuance of shares
  exchanged for license
  agreement, November 1987
  ($.0000003 per share)                     3,000,000         $       1
Share issued for cash,
  November 1987 ($1/share)                          1                 1
Net loss for the year
  ended December 31, 1987                                                                                            $ (1,000)
                                            ---------         ---------                                              --------

Balance, Dec. 31, 1987                      3,000,001                 2                                                (1,000)

Sale of shares for cash
  ($.7692 per share, no
   par value)                                 130,000           100,000
                                            ---------         ---------
                                            3,130,001         $ 100,002                                              $ (1,000)
                                            =========         =========                                              ========

KPC Investments
Initial capitalization of KPC
   Investments ($.001 par value)
   - July 1984 ($.003 per share)              590,000         $     590                         $   910
Shares issued for cash -
  April 1985 ($.003/share)                  3,000,000             3,000                           6,819
Shares and warrants issued
  for cash - June 1988                      2,000,000             2,000                          82,089
                                            ---------         ---------                          ------
                                            5,590,000         $   5,590                         $89,818
                                            =========         =========                         =======

Medizone Canada Ltd. -
Utah
Existing shares of MCL
  Utah (formerly KPC
    Investments)                            5,590,000         $   5,590                         $89,818
Exchange of 3,130,001 shares
  of Medizone Canada Ltd. -
  Canadian for  shares of MCL -
  Utah resulting in a reverse
  merger, December 1988                    27,132,000            27,132                          66,551




                   The accompanying notes are an integral part of these consolidated financial statements.


                              Page -5- of 11 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1996
                                   (unaudited)



                                                                                                                   Deficit
                                                                                                                   Accumulated
                                                                                                 Additional        During
                                                     Common Stock              Shares to         Paid-in           Development
                                               Shares          Amount          be Issued         Capital           Stage
                                               ------          ------          ---------         -------           -----------
Capital received from
  majority shareholder                                                                              9,100

Net loss for the year ended
  December 31, 1991                                                                                               $  (8,150)
                                            ----------        -------           ------            --------        ---------

Balance, Dec. 31, 1991                      36,493,333         36,493             -0-              120,311         (170,282)

Capital received from
   majority shareholder                                                                              6,314

Net loss for the year ended
   December 31, 1992                                                                                                 (8,334)
                                            ----------        -------           ------            --------        ---------

Balance, Dec. 31, 1992                      36,493,333         36,493              -0-             126,625         (178,616)

Capital received from
   majority shareholder                                                                             25,936

Net loss for the year ended
  December 31, 1993                                                                                                 (32,357)
                                            ----------        -------           ------            --------        ---------

Balance Dec. 31, 1993                       36,493,333         36,493              -0-             152,561         (210,973)

Capital received from
  majority shareholder                                                                              12,038

Net loss for the year ended
  December 31, 1994                                                                                                  (3,617)
                                            ----------        -------           ------            --------        ---------

Balance, Dec. 31, 1994                      36,493,333         36,493              -0-             164,599         (214,590)

Capital received from
   majority shareholder                                                                              5,553

Net loss for the year ended
   December 31, 1995                                                                                                 (3,553)
                                            ----------        -------           ------            --------        ---------

Balance, December 31, 1995                  36,493,333        $36,493           $  -0-             170,152         (218,143)

Net loss for the three months
   ended March 31, 1996                                                                                                 -0-

Balance, March 31, 1996                     36,493,333        $36,493           $  -0-            $170,152        $(218,143)
                                            ==========        =======           ======            ========        =========



                   The accompanying notes are an integral part of these consolidated financial statements.


                              Page -6- of 11 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow
                                   (unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                          From the Date
                                                                                                          of Inception
                                                                    For the Three Months Ended            (November 18
                                                                             March 31,                    1987) through
                                                                       1996             1995              March 31, 1996
                                                                       ----             ----              --------------
OPERATING ACTIVITIES:
  Net Loss                                                              -0-            $(1,099)          $(218,143)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
  Issuance of stock for services                                        -0-              -0-                 52,500
  Write-off of prior year payables                                      -0-              -0-                (25,261)
  Amortization                                                          -0-              -0-                  5,520
  Write-off of license agreement                                        -0-              -0-                      1
Changes in assets and liabilities:
  Accounts payable and accrued
    expenses                                                            -0-             (2,000)              36,759
                                                                       ----            -------            ---------

Net cash used in operating activities                                   -0-             (3,099)            (148,624)
                                                                       ----            -------            ---------

INVESTMENT ACTIVITIES:
   Additions to other assets:
     Organization costs                                                 -0-                -0-               (5,520)
                                                                       ----            -------            ---------

Net cash used in investing activities                                   -0-                -0-               (5,520)
                                                                       ----            -------            ---------

FINANCING ACTIVITIES:
  Cash received from (advanced to)
    majority shareholder                                                -0-              3,099              (92,446)
  Issuance of stock for cash                                            -0-                -0-              246,590
                                                                       ----            -------            ---------

Net cash provided by financing
   activities                                                           -0-              3,099              154,144
                                                                       ----            -------            ---------

INCREASE (DECREASE) IN CASH                                             -0-                -0-                  -0-

CASH
   Beginning of period                                                  -0-                -0-                  -0-
                                                                       ----            -------            ---------
   End of Period                                                       $-0-            $  -0-            $      -0-
                                                                       ----            -------            ---------

Medizone Canada
  (Utah Canadian)

NONCASH ACTIVITIES:
  Issuance of stock for license
    agreement                                                            -                 -                      1


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              Page -7- of 11 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1996
                                   (unaudited)


                                                                                                                   Deficit
                                                                                                                   Accumulated
                                                                                                 Additional        During
Medizone  Canada Ltd. -                             Common Stock                Shares to        Paid-in           Development
Utah (cont'd.)                                 Shares         Amount            be Issued        Capital           Stage
- -----------------------                        ------         ------            ---------        -------           -----
Shares reserved for issuance to
  minority shareholder                      (1,126,888)       (1,127)             (1,127)
Shares issued for services
  ($.005 per share)                          1,938,000         1,938                             $  8,062
Return of Capital to majority
  shareholder                                                                                     (50,851)

Net loss for the year ended
  December 31, 1988                                                                                                $(106,392)
                                            ----------        ------            --------         --------          ---------

Balance, Dec. 31, 1988                      33,533,112        33,533               1,127          113,580           (107,392)

Return of capital to majority
  shareholder                                                                                     (58,056)

Net loss for the year ended
  December 31, 1989                                                                                                  (26,179)
                                            ----------        ------            --------         --------          ---------

Balance Dec. 31, 1989                       33,533,112        33,533               1,127           55,524           (133,571)

Sale of shares for cash
  (from $.05 to $.075 per share)               983,333           983                               56,517
Shares issued for services
  ($.05 per share)                             850,000           850                               41,650
Shares issued to minority
  shareholder which had
  been previously
  reserved                                   1,126,888         1,127              (1,127)
Return of capital to
  majority shareholder                                                                            (42,480)

Net loss for the year ended
  December 31, 1990                                                                                                 (28,561)
                                            ----------        ------            --------         --------         ---------

Balance, Dec. 31, 1990                      36,493,333        36,493               -0-            111,211          (162,132)




                  The accompanying notes are an integral part of these consolidated financial statements.

                              Page -8- of 11 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                   (unaudited)
                                 March 31, 1996

Continuation of the Company as a going concern is dependent upon the Company's obtaining additional capital and the requisite approvals from the Canadian Health and Welfare authorities for the marketing of ozone-related products and equipment and, ultimately, upon the Company's attaining profitable operations. The Company may require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization and to fund additional losses which the Company expects to incur over the next several years.

The Company expects that its parent, Medizone International, Inc., ("MII") will provide funds or undertake such actions as are necessary to continue operations. The Company has no continuing financial commitments and it has estimated that expenditures for the next twelve months will consist only of the costs of continuing its bare legal existence.

In the opinion of management of the Company, the unaudited consolidated financial statements for the three-month periods ended March 31, 1996 and 1995, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. It is suggested that these audited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K which has been filed with the Securities and Exchange Commission.

                              Page -9- of 11 pages

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

General

Three-month periods ended March 31, 1996, and March 31, 1995

No research and development expenses were incurred in 1996 or 1995. General and administrative expenses in 1995 were $1,099 which were shareholder costs and miscellaneous taxes and fees. No general and administrative expenses were incurred in 1996.

Liquidity and Capital Resources

At March 31, 1996, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498. At December 31, 1995, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498.

The Company and its parent company, MII, have had discussions with a number of potential lenders, investors and underwriters with a view towards raising additional funds to fund research and continuing operations.

The Company has outstanding warrants to purchase 4,000,000 shares of common stock at $.125 per share; however, there can be no assurance that such warrants will be exercised. Also, the Company is required to file a post effective amendment to its Registration Statement in order to register the shares it proposes to issue upon any exercise of warrants. The warrants scheduled to expire on December 31, 1995 have been extended to December 31, 1996.

The Company expects that MII will provide funds or undertake such actions as are necessary to continue operations of the Company. In the event that the outstanding warrants of the Company are exercised, fully or partially, the Company will expend any net proceeds for the continuation of its business including continuation of its research endeavors.

                              Page -10- of 11 pages

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MEDIZONE CANADA LIMITED
                                                   (Registrant)

                                               /s/ Arthur P. Bergeron
                                               ----------------------
                                                 Arthur P. Bergeron
                                                   Vice President

May 10, 1996

                              Page -11- of 11 pages

EXHIBIT INDEX
- -------------

Exhibit No.                     Description
- ----------                      -----------
EX-27                           Financial Data Schedule