Form 10-Q
period 1996-06-30
MEDIZONE CANADA LTD
filed 1996-08-12
CIK 821172

Part I of this Report is the subject of a Form 12b-25
                 which has been contemporaneously filed herewith

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
     (State or other jurisdiction                  (I.R.S. Employer
           of incorporation                       Identification No.)
           or organization)


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

                           Yes     |X|              No

          At August 9, 1996, there were outstanding 36,493,333 shares of the registrant's common stock.

Page 1 of 4 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                      Index

                                  June 30, 1996

                                                                        Page
PART I - FINANCIAL INFORMATION                                        Number
- ------------------------------                                        ------

          Part I of this report is the subject of a Form 12b-25.


PART II - OTHER INFORMATION
- ---------------------------


Item 4.  -   Submission of Matters to a vote of Securities Holders        3

Item 6.  -   Exhibits and Reports on Form 8-K                             3

             Signatures                                                   4

                                Page 2 of 4 pages

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.   Submission of Matters to a
          Vote of Securities Holders
          --------------------------

          On July 10, 1996, Medizone Canada Limited (the "Registrant") held its annual meeting of shareholders at which the matters described below were voted upon by the Registrant's shareholders.

A.        Election of Directors
          ---------------------

          Three directors, comprising the entire board, were elected to the Registrant's Board of Directors. These individuals will serve as directors until the Registrant's next annual meeting of shareholders and until their successors have been elected and shall have been qualified.

          These individuals, and their tabulated votes, are as follows:

                                                  Votes
                         Votes for                Against          Abstentions
                         --------                 -------          -----------

Joseph S. Latino          24,747,100                 0                  0
George Handel             24,747,100                 0                  0
John D. Pealer            24,747,100                 0                  0

B.    Ratification of Appointment of
      Independent Public Accountant
      ------------------------------

          The Registrant's stockholders ratified the selection of Andersen Andersen & Strong, L.C. as the Registrant's independent public accountant for the 1996 calendar year by the following vote:

Votes for                Vote Against                   Abstention
- ---------                ------------                   ----------

24,747,100                    0                              0



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (b) No reports on Form 8-K were filed by the Registrant this quarter.




                                Page 3 of 4 pages

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MEDIZONE CANADA LIMITED
                                                     (Registrant)


                                                     /s/Arthur P. Bergeron
                                                     ---------------------------
                                                     Arthur P. Bergeron
                                                     Vice President
                                                     and Chief Financial Officer

August 14, 1996



                                Page 4 of 4 pages