Form 10-Q/A
period 1996-06-30
MEDIZONE CANADA LTD
filed 1996-10-03
CIK 821172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                   Commission File Number
---------------------                                   ----------------------
   June 30, 1996                                              33-16757-D
                             MEDIZONE CANADA LIMITED
             (Exact name of registrant as specified in its charter)


            Utah                                                 87-0431771
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

                           Yes  |X|        No  | |

At August 9, 1996, there were outstanding 36,493,333 shares of the registrant's common stock.



























                                Page 1 of 3 pages

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MEDIZONE CANADA LIMITED
                             -----------------------
                                  (Registrant)


                              /s/Arthur P. Bergeron
                              ---------------------
                               Arthur P. Bergeron
                                 Vice President
                           and Chief Financial Officer

October 2, 1996












                                Page 2 of 3 pages