Form 10-Q/A
period 1996-06-30
MEDIZONE CANADA LTD
filed 1996-11-13
CIK 821172

Part I of this report was the subject of a
                    Form 12b-25 and has been included in this
                                     report.

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization



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

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                      Index

                                  June 30, 1996

                                                                     Page
         PART I - FINANCIAL INFORMATION                              Number
         ------------------------------                              ------

Item 1.  -        Financial Statements

                  Unaudited Interim Consolidated Balance Sheets           3

                  Unaudited Interim Consolidated Statements
                  of Operations                                           4

                  Unaudited Interim Consolidated Statement
                  of Changes in Stockholders' Equity                      5

                  Unaudited Interim Consolidated Statement
                  of Cash Flow                                            8

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                    9

Item 2.  -        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10


         PART II - OTHER INFORMATION
         ---------------------------

Item 4.  -        Submission of Matters to a Vote
                  of Securities Holders                                  11

Item 6.  -        Exhibits and Reports on Form 8-K                       12

                  Signatures                                             12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. - Financial Statements
------------------------------

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                     June 30,    December 31,
                                                       1996         1995
                                                     ---------   -----------

Current Assets:
  Cash                                               $    --      $    --
                                                     ---------    ---------


  Total Current Assets                                    --           --


Other Assets:
  License agreement                                       --           --
  Organization costs (net of accumulated
   amortization of $5,520 and $5,520,                     --           --
    respectively)                                    ---------    ---------

 Total Assets                                        $    --      $    --
                                                     ---------    ---------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current Liabilities:                                  $   9,498    $   9,498
  Accounts payable                                        --           2,000
                                                      ---------    ---------
  Accrued expenses

Total Current Liabilities                             $   9,498    $  11,498
                                                      =========    =========


Commitments and Contingencies (Note 1)

Stockholders' Deficiency
  Common stock, authorized 100,000,000 shares,
  par value $.001 per share; issued and
  outstanding 36,493,333                                 36,493       36,493
  Additional paid-in capital                            172,896      170,152
 Deficit accumulated during development stage          (218,887)    (218,143)
                                                       ---------    ---------
 Total Stockholders' Deficiency                          (9,498)     (11,498)

                                                        $  --        $  --
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




                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                  Interim Consolidated Statements of Operations
                                   (unaudited)



                                                                                         From the Date of
                                  For the Six Months      For the Three Months Ended     Inception (Nov. 18, 1987)
                                    Ended June 30,                   June 30,            Through June 30, 1996
                                  ------------------      --------------------------     -------------------------
                                1996              1995         1996             1995
                                ----              ----         ----             ----

Sales                           $-0-              $-0-         $-0-             $-0-               $ -0-
                                ----              ----         ----             ----               -----
Cost and Expenses:

  Research and Development       -0-               -0-          -0-              -0-              $29,554
  Expenses

  General and Administrative     744             1,255          744              156             $189,333
  Expenses                     -----            ------        -----             ----             --------

  Total Costs and Expenses       744             1,255          744              156             $218,887
                               -----            ------        -----             ----             --------
  Expenses


Net Loss                       $(744)           $1,255        $(744)          $(156)           $(218,887)
                          ==========        ==========   ==========      ===========         ===========

Weighted Average Number   36,493,000        36,493,000   36,493,333      36,493,333           32,907,000
of Shares Outstanding     ==========        ==========   ==========      ===========         ===========

Loss Per Share                  $-0-              $-0-         $-0-             $-0-               $ -0-
                          ----------        ----------   ----------      -----------         -----------




                   The accompanying notes are an integral part of these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through June 30, 1996
                                   (unaudited)

                                                                                                 Deficit
                                                                                                 Accumulated
                                                                                  Additional     During
Medizone Canada Ltd. -                          Common Stock          Shares to   Paid-in        Development
Canadian                                    Shares         Amount     be Issues   Capital        Stage
----------------------                      ------         ------     ---------   ----------     -----------

Initial issuance of shares
  exchanged for license
  agreement, November 1987
  ($.0000003 per share) ..............     3,000,000   $         1
Share issued for cash,
  November 1987 ($1/share) ...........             1             1
Net loss for the year
  ended December 31, 1987                                                                        $    (1,000)
                                           ---------   -----------                               -----------


Balance, Dec. 31, 1987 ...............     3,000,001             2                                    (1,000)


Sale of shares for cash
  ($.7692 per share, no
   par value) ........................       130,000       100,000                                   100,000
                                         -----------   -----------                               -----------

                                           3,130,001   $   100,002                               $    (1,000)
                                         ===========   ===========                               ===========

KPC Investments
---------------
Initial capitalization of KPC
   Investments ($.001 par value)
   - July 1984 ($.003 per share) .....       590,000   $       590                $   910

Shares issued for cash -
  April 1985 ($.003/share) ...........     3,000,000         3,000                  6,819

Shares and warrants issued
  for cash - June 1988 ...............     2,000,000         2,000                 82,089
                                         -----------   -----------               --------
                                           5,590,000   $     5,590               $ 89,818
                                         ===========   ===========               ========

Medizone Canada Ltd. -
Utah
----------------------
Existing shares of MCL
  Utah (formerly KPC
    Investments) .....................     5,590,000   $     5,590               $ 89,818
Exchange of 3,130,001 shares
  of Medizone Canada Ltd. -
  Canadian for  shares of MCL -
  Utah resulting in a reverse
   merger, December 1988 .............    27,132,000        27,132                 66,551

                   The accompanying notes are an integral part of these consolidated financial statements.




                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through June 30, 1996
                                   (unaudited)



                                                                                                                  Deficit
                                                                                                                  Accumulated
                                                                                           Additional             During
Medizone Canada Ltd. -                    Common Stock                   Shares to         Paid-in                Development
Utah (cont'd.)                        Shares            Amount           be Issued         Capital                Stage
-----------------------               ------            ------           ---------         ----------             -----------


Shares reserved for issuance to
  minority shareholder                (1,126,888)      (1,127)            (1,127)
Shares issued for services
  ($.005 per share)                    1,938,000        1,938                             $  8,062
Return of Capital to majority
  shareholder                                                                              (50,851)

Net loss for the year ended
  December 31, 1988                                                                                                $(106,392)
                                      ----------       -------            --------        --------                 ----------

Balance, Dec. 31, 1988                33,533,112       33,533              1,127           113,580                  (107,392)

Return of capital to majority
  shareholder                                                                              (58,056)

Net loss for the year ended
  December 31, 1989                                                                                                  (26,179)
                                      ----------       -------            --------        --------                 ----------
Balance Dec. 31, 1989                 33,533,112       33,533             1,127            55,524                   (133,571)

Sale of shares for cash
  (from $.05 to $.075 per share)         983,333          983                              56,517
Shares issued for services
  ($.05 per share)                       850,000          850                              41,650
Shares issued to minority
  shareholder which had
  been previously reserved             1,126,888        1,127            (1,127)
Return of capital to
  majority shareholder                                                                    (42,480)

Net loss for the year ended
  December 31, 1990                                                                                                 (28,561)

                                      -----------      -------           ------          --------                   --------

Balance, Dec. 31, 1990                36,493,333       36,493              -0-            111,211                  (162,132)


                   The accompanying notes are an integral part of these consolidated financial statements.


                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through June 30, 1996
                                   (unaudited)
                                                                                                 Deficit
                                                                                                 Accumulated
                                                                               Additional        During
                                    Common Stock             Shares to         Paid-in           Development
                               Shares          Amount        be Issued         Capital           Stage
                               ------          ------        ---------         ----------        -----------

Capital received from
  majority shareholder                                                           9,100

Net loss for the year ended
  December 31, 1991                                                                              $  (8,150)
                               ----------      ------         -----            -------            ---------

Balance, Dec. 31, 1991         36,493,333      36,493         -0-              120,311            (170,282)

Capital received from
   majority shareholder                                                          6,314

Net loss for the year ended
   December 31, 1992                                                                               (8,334)
                               ----------      ------        -----             -------           ---------

Balance, Dec. 31, 1992         36,493,333      36,493         -0-              126,625           (178,616)

Capital received from
   majority shareholder                                                         25,936

Net loss for the year ended
  December 31, 1993                                                                               (32,357)
                               ----------      ------        -----             -------            --------

Balance Dec. 31, 1993          36,493,333      36,493         -0-              152,561           (210,973)

Capital received from
  majority shareholder                                                          12,038

Net loss for the year ended
  December 31, 1994                                                                               (3,617)
                               ----------      -------       -----             -------           --------

Balance, Dec. 31, 1994         36,493,333      36,493         -0-              164,599          (214,590)

Capital received from
   majority shareholder                                                          5,553

Net loss for the year ended
   December 31, 1995                                                                              (3,553)
                               ----------     -------       -----             --------            -------


Balance, December 31, 1995     36,493,333    $ 36,493        $ -0-             170,152          (218,143)

Capital received from
  majority shareholder                                                           2,744

Net loss for the six months
   ended June 30, 1996                                                                              (744)
   -------------------         ----------    --------        -----           ---------          ---------

Balance, June 30, 1996         36,493,333    $ 36,493        $ -0-           $ 172,896          (218,887)
                               ==========    ========        =====           =========          =========


                The Accompanying notes are an integral part of these consolidated financial statements.



                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow
                                   (unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                                                                From the Date
                                                                                of Inception
                                               For the Six Months Ended         (November 18
                                                1996             1995           June 30, 1996
                                                ----             ----           -------------

OPERATING ACTIVITIES:
  Net Loss                                      $744             $(1,255)       $(218,887)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
  Issuance of stock for services                 -0-              -0-              52,500
  Write-off of prior year payables               -0-              -0-             (25,261)
  Amortization                                   -0-              -0-               5,520
  Write-off of license agreement                 -0-              -0-                   1
Changes in assets and liabilities:
  Accounts payable and accrued
    expenses                                  (2,000)            (4,000)           34,759
                                              -------            -------          --------

Net cash used in operating activities         (2,744)            (5,255)         (151,368)

INVESTMENT ACTIVITIES:
   Additions to other assets:
     Organization costs                          -0-              -0-              (5,520)
                                               -----             ------            -------

Net cash used in investing activities            -0-              -0-              (5,520)
                                               -----             ------            -------

FINANCING ACTIVITIES:
  Cash received from (advanced to)
    majority shareholder                      2,744              5,255            (89,702)
  Issuance of stock for cash                     -0-              -0-             246,590
                                              ------             ------           -------

Net cash provided by financing
   activities                                 2,744              5,255            156,888
                                              ------             -----            -------

INCREASE (DECREASE) IN CASH                      -0-               -0-              -0-

CASH
   Beginning of period                           -0-               -0-              -0-
                                              ------             -----            -------
   End of Period                                $-0-              $-0-             $-0-
                                              ------             -----            -------
Medizone Canada
  (Utah Canadian)

NONCASH ACTIVITIES:
  Issuance of stock for license
    agreement                                     -                -                 1

                   The accompanying notes are an integral part of these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 1996



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

In the opinion of management of the Company, the unaudited consolidated financial statements for the six-month periods ended June 30, 1996 and 1995, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K which has been filed with the Securities and Exchange Commission.

Item 2.
-------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

General
-------

Six-month periods ended June 30, 1996, and June 30, 1995
--------------------------------------------------------

No research and development expenses were incurred in 1996 or 1995. General and administrative expenses in 1996 were $744, which were shareholder costs, professional fees and miscellaneous taxes and fees. General and administrative expenses incurred in 1995 were $1,255, which were shareholder expenses, taxes and professional fees.

Liquidity and Capital Resources
-------------------------------

At June 30, 1996, the Company had a working capital deficiency of $9,498 and a shareholders' deficiency of $9,498. At December 31, 1995, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498.

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

     These individuals, and their tabulated votes, are as follows:

                                                  Votes
                          Votes for               Against            Abstentions
                          ---------               -------            -----------

Joseph S. Latino          24,747,100                0                     0
George Handel             24,747,100                0                     0
John D. Pealer            24,747,100                0                     0

B.   Ratification of Appointment of
     Independent Public Accountant
     ------------------------------

     The Registrant's stockholders ratified the selection of Andersen Andersen & Strong, L.C. as the Registrant's independent public accountant for the 1996 calendar year by the following vote:

Votes for                 Vote Against            Abstention
----------                ------------            ----------
24,747,100                     0                      0



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (b) No reports on Form 8-K were filed by the Registrant this quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MEDIZONE CANADA LIMITED
                                                   (Registrant)


                                               /s/Arthur P. Bergeron
                                               -------------------------------
                                                Arthur P. Bergeron
                                                Vice President
                                                and Chief Financial Officer


November 12, 1996