Form 10-Q
period 1996-09-30
MEDIZONE CANADA LTD
filed 1996-11-13
CIK 821172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
---------------------                                    ----------------------
 September 30, 1996                                             33-16757-D

                             MEDIZONE CANADA LIMITED
             (Exact name of registrant as specified in its charter)


           Utah                                                 87-0431771
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

                           Yes   / X /     No
                                 ---

At  November  4,  1996,  there  were  outstanding   36,493,333   shares  of  the
registrant's common stock.

                               Page 1 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                      Index

                               September 30, 1996

                                                                          Page
         PART I - FINANCIAL INFORMATION                                  Number
         ------------------------------                                  ------


Item 1.  -        Financial Statements

                  Unaudited Interim Consolidated Balance Sheets             3

                  Unaudited Interim Consolidated Statements
                  of Operations                                             4

                  Unaudited Interim Consolidated Statement
                  of Changes in Stockholders' Equity                        5

                  Unaudited Interim Consolidated Statement
                  of Cash Flow                                              8

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                      9
Item 2.  -        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10


         PART II - OTHER INFORMATION
         ---------------------------


Item 6.  -        Exhibits and Reports on Form 8-K                         11

                  Signatures                                               12

                               Page 2 of 12 pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. - Financial Statements
------------------------------

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                 September    December
                                                 30, 1996     31, 1995
                                                 ---------    ---------
Current Assets:
  Cash                                           $    --      $    --
                                                 ---------    ---------

  Total Current Assets                                --           --

Other Assets:
  License agreement                                   --           --
  Organization costs (net of accumulated
   amortization of $5,520 and $5,520,                 --           --
                                                 ---------    ---------
  respectively)

Total Assets                                     $    --      $    --
                                                 ---------    ---------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:                             $   9,498    $   9,498
  Accounts payable                                    --          2,000
                                                 ---------    ---------
  Accrued expenses

Total Current Liabilities                        $   9,498    $  11,498
                                                 =========    =========

Commitments and Contingencies (Note 1)

Stockholders' Deficiency
  Common stock, authorized 100,000,000 shares,
  par value $.001 per share; issued and
  outstanding 36,493,333                            36,493       36,493
Additional paid-in capital                         173,453      170,152
Deficit accumulated during development stage      (219,444)    (218,143)
                                                 ---------    ---------
Total Stockholders' Deficiency                    (  9,498)    ( 11,498)
                                                 ---------    ---------
                                                 $    --      $    --
                                                 =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                               Page 3 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                  Interim Consolidated Statements of Operations
                                   (unaudited)



                                                                                   Through September 30, 1996
                                For the Nine Months    For the Three Months Ended  From the Date of
                                Ended September 30,           September 30,        Inception (Nov. 18, 1987)
                                ---------------------  --------------------------  ----------------------------
                                1996            1995        1996       1995
                                ----            ----        ----       ----
Sales                           $ -0-          $ -0-        $ -0-      $ -0-              $ -0-
                                -----          -----        -----      -----              -----
Cost and Expenses:

  Research andDevelopment         -0-            -0-          -0-        -0-              $29,554
  Expenses

  General and Administrative    1,301          1,553          557        298             $189,890
                                -----          -----        -----      -----             --------
  Expenses

  Total Costs and Expenses      1,301          1,553          557        298             %219,444
                                -----          -----        -----      -----             --------

Net Loss                      $(1,301)       $(1,553)       $(557)     $(298)
                              =======        =======        =====      =====

Weighted Average Number    36,493,000     36,493,333    36,493,33  3,493,000           33,009,000
                           ==========     ==========    =========  =========           ==========
 of Shares Outstanding

Loss Per Share                   $-0-           $-0-         $-0-       $-0-                 $-0-
                                 ====           ====         ====       ====                 ====


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
    From the Date of Inception (November 18, 1987) through September 30, 1996
                                   (unaudited)


                                                                                                      Deficit
                                                                                                      Accumulated
                                                                                     Additional       During
Medizone  Canada Ltd. -                  Common Stock                Shares to        Paid-in         Development
Canadian                            Shares            Amount         be Issued        Capital         Stage
---------------------               ------            ------         ---------       -----------      -----------

Initial issuance of shares
  exchanged for license
  agreement, November 1987
  ($.0000003 per share)               3,000,000    $          1
Share issued for cash,
  November 1987 ($1/share)                    1               1
Net loss for the year
  ended December 31, 1987                                                                             $     (1,000)
                                   ------------    ------------                                       ------------

Balance, Dec. 31, 1987                3,000,001               2                                             (1,000)

Sale of shares for cash
  ($.7692 per share, no
   par value)                            30,000         100,000
                                                   ------------                                       ------------
                                      3,130,001    $    100,002                                       $     (1,000)
                                   ============    ============                                       ============

KPC Investments
---------------

Initial capitalization of KPC
   Investments ($.001 par value)
   - July 1984 ($.003 per share)        590,000    $        590                      $        910
Shares issued for cash -
  April 1985 ($.003/share)            3,000,000           3,000                             6,819
Shares and warrants issued
  for cash - June 1988                2,000,000           2,000                            82,089
                                   ------------    ------------                      ------------
                                      5,590,000    $      5,590                      $     89,818
                                   ============    ============                      ============

Medizone Canada Ltd. -
Utah
-----------------------

Existing shares of MCL
  Utah (formerly KPC
    Investments)                      5,590,000    $      5,590                      $     89,818
Exchange of 3,130,001 shares
  of Medizone Canada Ltd. -
  Canadian for  shares of MCL -
  Utah resulting in a reverse
   merger, December 1988             27,132,000          27,132                            66,551


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 5 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
    From the Date of Inception (November 18, 1987) through September 30, 1996
                                   (unaudited)

                                                                                                      Deficit
                                                                                                      Accumulated
                                                                                       Additional     During
Medizone  Canada Ltd. -                   Common Stock                Shares to        Paid-in        Development
Utah (cont'd.)                      Shares            Amount          be Issued        Capital        Stage
-----------------------             ------            ------          ---------        -----------    -----------

Shares reserved for issuance to
  minority shareholder               (1,126,888)         (1,127)         (1,127)
Shares issued for services
  ($.005 per share)                   1,938,000           1,938                    $      8,062
Return of Capital to majority
  shareholder                                                                           (50,851)

Net loss for the year ended
  December 31, 1988                                                                               $   (106,392)
                                   ------------    ------------    ------------    ------------   ------------

Balance, Dec. 31, 1988               33,533,112          33,533           1,127         113,580       (107,392)

Return of capital to majority
  shareholder                                                                           (58,056)

Net loss for the year ended
  December 31, 1989                                                                                    (26,179)
                                   ------------    ------------    ------------    ------------   ------------

Balance Dec. 31, 1989                33,533,112          33,533           1,127          55,524       (133,571)

Sale of shares for cash
  (from $.05 to $.075 per share)        983,333             983                          56,517
Shares issued for services
  ($.05 per share)                      850,000             850                          41,650
Shares issued to minority
  shareholder which had
  been previously
  reserved                            1,126,888           1,127          (1,127)
Return of capital to
  majority shareholder                                                                  (42,480)

Net loss for the year ended
  December 31, 1990                                                                                    (28,561)
                                   ------------    ------------    ------------    ------------   ------------

Balance, Dec. 31, 1990               36,493,333          36,493             -0-         111,211       (162,132)



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 6 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
    From the Date of Inception (November 18, 1987) through September 30, 1996
                                   (unaudited)



                                                                                             Deficit
                                                                                             Accumulated
                                                                                Additional   During
                                         Common Stock            Shares to     Paid-in      Development
                                    Shares            Amount      be Issued     Capital      Stage
                                    ------            ------      ---------     -----------  -----------

Capital received from
  majority shareholder                                                              9,100

Net loss for the year ended
  December 31, 1991                                                                          $     (8,150)
                               ------------    ------------   ------------   ------------    ------------

Balance, Dec. 31, 1991           36,493,333          36,493        -0-            120,311        (170,282)

Capital received from
   majority shareholder                                                             6,314

Net loss for the year ended
   December 31, 1992                                                                               (8,334)
                               ------------    ------------   ------------   ------------    ------------

Balance, Dec. 31, 1992           36,493,333          36,493        -0-            126,625        (178,616)

Capital received from
   majority shareholder                                                            25,936

Net loss for the year ended
  December 31, 1993                                                                               (32,357)
                               ------------    ------------   ------------   ------------    ------------

Balance Dec. 31, 1993            36,493,333          36,493        -0-            152,561        (210,973)

Capital received from
  majority shareholder                                                             12,038

Net loss for the year ended
  December 31, 1994                                                                                (3,617)
                               ------------    ------------   ------------   ------------    ------------

Balance, Dec. 31, 1994           36,493,333          36,493        -0-            164,599        (214,590)

Capital received from
   majority shareholder                                                             5,553

Net loss for the year ended
   December 31, 1995                                                                               (3,553)
                               ------------    ------------   ------------   ------------    ------------

Balance December 31, 1995       36,493,333    $     36,493   $     -0-            170,152        (218,143)

Capital received from
  majority shareholder                                                              3,301

Net loss for the nine months
   ended September 30, 1996                                                                        (1,301)
                                                                                             ------------

Balance, June 30, 1996           36 493,333    $     36,493   $    -0-          $ 173,453    $   (219,444)
                               ============    ============   ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 7 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow
                                   (unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                              From the Date
                                                              of Inception
                                        For the Nine Months   (November 18
                                        Ended September 30,   1987) through
                                          1996      1995      September 30, 1996
                                          ----      ----      ------------------

OPERATING ACTIVITIES:
  Net Loss                              $(1,301)  $(1,553)  $(219,444)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
  Issuance of stock for services        -0-       -0-          52,500
  Write-off of prior year payables      -0-       -0-         (25,261)
  Amortization                          -0-       -0-           5,520
  Write-off of license agreement        -0-       -0-               1
Changes in assets and liabilities:
  Accounts payable and accrued
    expenses                             (2,000)   (4,000)     34,759
                                        -------   -------   ---------

Net cash used in operating activities    (3,301)   (5,553)   (151,925)
                                        -------   -------   ---------

INVESTMENT ACTIVITIES:
   Additions to other assets:
     Organization costs                 -0-       -0-          (5,520)
                                        -------   -------   ---------

Net cash used in investing activities   -0-       -0-          (5,520)
                                        -------   -------   ---------

FINANCING ACTIVITIES:
  Cash received from (advanced to)
    majority shareholder                  3,301     5,553     (89,145)
  Issuance of stock for cash            -0-       -0-         246,590
                                        -------   -------   ---------

Net cash provided by financing
   activities                             3,301     5,553     157,445
                                        -------   -------   ---------

INCREASE (DECREASE) IN CASH             -0-       -0-             -0-

CASH
   Beginning of period                  -0-       -0-             -0-
                                        -------   -------   ---------
   End of Period                        $-0-      $-0-           $-0-
                                        -------   -------   ---------

NONCASH ACTIVITIES:
  Issuance of stock for license
    agreement                              --        --             1



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 8 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                   (unaudited)
                               September 30, 1996



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

In the opinion of management of the Company, the unaudited consolidated financial statements for the nine-month periods ended September 30, 1996 and
1995, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K which has been filed with the Securities and Exchange Commission.



                               Page 9 of 12 pages

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

General
-------

Nine-month periods ended September 30, 1996, and September 30, 1995
-------------------------------------------------------------------

No research and development expenses were incurred in 1996 or 1995. General and administrative expenses in 1996 were $1,301, which were shareholder costs, professional fees and miscellaneous taxes and fees. General and administrative expenses incurred in 1995 were $1,553, which were shareholder expenses, taxes and professional fees.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had a working capital deficiency of $9,498 and a shareholders' deficiency of $9,498. At December 31, 1995, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498.

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



                               Page 10 of 12 pages

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

     (b)  No reports on Form 8-K were filed by the Registrant this quarter.







                  (Remainder of page intentionally left blank)



                               Page 11 of 12 pages

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MEDIZONE CANADA LIMITED
                                  (Registrant)


                              s/Arthur P. Bergeron
                              --------------------
                               Arthur P. Bergeron
                                 Vice President
                           and Chief Financial Officer

November 8, 1996


                               Page 12 of 12 pages