Form 10-K
period 1996-12-31
MEDIZONE CANADA LTD
filed 1997-03-31
CIK 821172

Items 6, 7 and 8, Part II are the subjects of
            a Form 12b-25 and have not been included in this report.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1935

                   For the fiscal year ended December 31, 1996

                       Commission File Number: 33-16757-D

MEDIZONE CANADA LIMITED (originally KPC Investments, Inc.)
--------------------------------------------------------------------------------
  (Exact name of Registrant as stated in its corporate charter)

        Utah                                87-0431771
--------------------------------------------------------------------------------
(State of incorporation)         (I.R.S. Employer I.D. Number)

    123 East 54th Street, #7B, New York, NY            10022
--------------------------------------------------------------------------------
  (Address of principal executive offices)          (Zip code)

Registrant's telephone number:        (212) 421-0303

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             -----

The Registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
   --------      -------

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment hereto.  Yes         No   X
                      -------    -------

The aggregate market value of voting common stock held by non-affiliates of the Registrant was $311,343 on March 7, 1997, based on the average bid and asked prices of such stock as reported on the NASD OTC Bulletin Board.

According to information received from Registrant's transfer agent, as of March 14, 1997, Registrant had 36,493,333 shares outstanding (of which 26,115,242 were restricted).

DOCUMENTS INCORPORATED BY REFERENCE:  None

SUPPLEMENTAL INFORMATION: The Registrant intends to furnish its shareholders with an annual report for 1996 and a shareholder information statement subsequent to the filing of the 10-K.

                                TABLE OF CONTENTS

                                     PART I
                                                                   Page
                                                                   ----

Item 1.           Business.........................................  3

Item 2.           Properties....................................... 11

Item 3.           Legal Proceedings................................ 11

Item 4.           Submission of Matters to a Vote of Security
                  Holders.......................................... 12

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.............................. 12

                                     PART II

Item 6.           Selected Financial Data.......................... 13

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............. 14

Item 8.           Financial Statements and Supplementary Data...... 16

Item 9.           Changes in and Disagreements with Accountants on
                  Auditing and Financial Disclosure................ 16

                                    PART III

Item 10.          Directors and Executive Officers................. 16

Item 11.          Executive Compensation........................... 18

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management................................... 20

Item 13.          Certain Relationships and Related Transactions... 21

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.......................... 21

                  Exhibits Index................................... E-1

                  Signatures....................................... 22

                                     PART I




Item 1.  Business

General

     Medizone Canada Limited, a Utah corporation (the "Company" or the "Registrant") organized in 1987, is a development stage company, which is a majority owned subsidiary of Medizone International, Inc. ("MII"). MII is a Nevada corporation, organized in 1986. MII is itself a development stage company whose objective is to (i) gain regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZONE(R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) develop the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology"). MII also intends to develop a dedicated cost-effective, product-specific, disposable hollow fiber cartridge device in order to utilize its patented thin film technology. MEDIZ0NE(R) is one of two registered trademarks of MII. Throughout this report, whether or not the trademark symbol is used, the phrase "Medizone (the drug)" is intended to have the same effect as if the trademark symbol had been used.

     Medizone (the drug) is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain virally-based diseases (including Human Immunodeficiency Virus ["HIV"], the AIDS related virus, Hepatitis B, Epstein-Barr, herpes, and cytomegalovirus), and to decontaminate blood and blood products, applications which are covered under the Company's patent (Patent No. 4,632,980). The Medizone Technology was developed for the production of Medizone (the drug), and has led to the design of equipment for which a patent has been issued in the United States (Patent No. 5,052,382). Patents based on each of these patents have been obtained in various foreign countries. See "Patents".

     The Company's objective is to gain regulatory approval in Canada for MEDIZONE(R) and to assist in the development of the Medizone Technology. The Company's Canadian activities are carried on by its wholly owned subsidiary, MCL Medizone Canada Ltd., a corporation organized under the laws of the Province of British Columbia ("MedCan").

     The Company's principal asset is the license granted to it and MedCan by MII, which covers the use of MII's Canadian presently held patent and any other patents based on the Medizone Technology which it may acquire, pursuant to a license agreement between MII and MedCan, dated November 30, 1987 (the "License Agreement"). See "Patents" and "License Agreement".

Patents

     The proprietary scope of MII is covered under a United States process patent (U.S. Patent No. 4,632,980) entitled, "Ozone Decontamination of Blood and Blood Products" (the "Patent") and a related United States equipment patent (U.S. Patent No. 5,052,382) entitled "Approaches for the Control Generation and Administration of Ozone" (the "Equipment Patent").

     The Patent, which covers a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components, is the Company's principal asset.

     The method covered by the Patent is the principal use of ozone under study by MII and the Company and is the method incorporated in MII's and the Company's regulatory applications. (See "Governmental Regulation" below.) In June 1990, pursuant to MII's request for re-examination of the Patent, the U.S. Patent Office issued a re-examination certificate, confirming the patentability of the claims covered by the Patent. MII's United States patent protection for the Patent will expire in 2003, subject to extension based upon the length of time required to bring the Patent to commercial fruition. MII was granted a patent (based on the Patent) in Canada in 1990. This Canadian patent will expire in 2007.

     The Equipment Patent, which covers apparatus for the controlled generation, monitoring and dosage of a precise admixture of ozone and oxygen (Medizone, the drug), was developed by a consultant engineer to MII and issued and assigned to MII in 1991. The Equipment Patent was developed to provide the physical means to deploy the Patent. The Company has an application pending in Canada for a patent based upon the Equipment Patent.

     In late 1996, the Company became aware that a United States patent has been issued to a Canadian corporation which the Company believes infringes on the Patent. The Company has consulted its patent counsel and intends to take the appropriate steps to protect its rights with respect to the Patent.


The License Agreement

     By agreement dated November 30, 1987, MII granted to MedCan the exclusive right in Canada, under the patent issued in Canada based upon the Patent and any other patent thereafter issued in Canada relating to the Patent the Equipment Patent or the Medizone Technology, to make, use and sell MEDIZONE(R) and any therapy embodied in the Canadian patents. MedCan is required, pursuant to the License Agreement, without cost or expense to MII, to implement or cause the implementation of, research studies, to test the efficacy of MEDIZ0NE(R) and the Medizone Technology in the treatment of Hepatitis B, various animal viruses and other viruses, diseases and conditions existing in Canada. The License Agreement shall remain in effect until the expiration of the last patent licensed thereunder, subject to early termination by either party in the event of a material default. The License Agreement does not provide for the payment of a royalty to MII.


Research and Development

     Neither Company nor MII maintains laboratories or other clinical research or testing facilities. MII has sponsored a number of research projects to determine the safety and efficacy of using ozone in various medical applications. The research and development activities have been directed by MII's Scientific Advisory Board (see "Employees and Consultants"). MII has sponsored and, along with the Company, has been the beneficiary of research to determine, among other things, (i) whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases and
(ii) to establish additional scientific evidence that ozone, through the use of the patents and/or applications of scientific methodologies of a similar nature can decontaminate blood of lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

     The data generated by this research has provided the seed or pilot data which forms the basis for a number of grant applications which, if successfully awarded, may provide additional data beneficial to the progress of MII and the Company. The ability of (i) MII to continue to itself supply funding for research initiatives or (ii) independent investigators interested in MII's science to obtain funding through grant awards are and will be major factors in the ability of MII to obtain sufficient scientific evidence in support of MII's proprietary technology. The inability to obtain such grants, or of MII to itself fund additional research, would have a materially adverse effect on MII and the Company.

     Research projects sponsored by MII to date include: (1) continuing studies to test ozone's ability to inactivate HIV, conducted at the State University of New York ("SUNY") Health Science Center at Syracuse; (2) a pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; (3) studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City; (4) preliminary animal studies of the potential efficacy of ozone in the healing of burns, conducted at New York's Mount Sinai Hospital; and (5) a pilot animal study of the relative toxicity of ozone versus its ability to inactivate the Feline Immunodeficiency Virus ("FIV") at Cornell University Feline Health Center at Ithaca, New York (the "FIV Pilot Study"). The last two of these research initiatives were suspended prior to conclusion because of insufficient funds.

     In 1990, the Canadian Blood Forces Program (under the aegis of the Canadian Department of Defense and Agriculture and the Canadian Red Cross) requested that MII and add the Medizone Technology to the other proprietary technology being investigated as an experimental arm of an ozone-based blood sterilization investigative program, in an effort to develop an effective technology for sterilizing whole blood and blood products. With funding from the Canadian Blood Forces Program, the Company made available the equipment necessary to conduct the first three phases of this study investigating the ability of the Medizone Technology to inactivate Simian Immunodeficiency Virus ("SIV"), including a live primate (monkey) model. This research project (the "SIV Study") is under the direction of a collaborative team of scientists representing the Canadian Red Cross, Canadian Departments of Defense and Agriculture, Cornell University Veterinarian Medical College and MedCan.

     In October 1991, a peer-reviewed article entitled "Inactivation of Human Immunodeficiency Virus Type I by Ozone in Vitro", was published in Blood: The
                                                                     -----------
Journal of the  American  Society of  Hematology,  (Vol 78, No. 7 at  1882-1890,
------------------------------------------------
October 1, 1991). The article described the use of the Medizone Technology to inactivate HIV in Factor VIII, a blood product used to treat hemophiliacs.

     In June 1993, the Company and MII issued a press release announcing the completion of the first two stages of the SIV Study, which demonstrated preliminary scientific evidence supporting the use of the Medizone Technology in a live primate model, further evidencing the scientific rationale toward achieving approval for human trials. (See "Governmental Regulation" below.)

     In May 1994, the Canadian Blood Forces Program finalized funding of the third stage of the SIV Study, which was to be conducted at the New York State College of Veterinary Medicine, Cornell University, Ithaca, New York, to further investigate, inter alia, the Company's patented technology as a decontamination process in red blood cells through both in vitro experimentation and in vivo animal modeling. The Canadian Department of Defense (the "DND"), the funding arm of the Canadian Blood Forces Program (the "CBFP"), unbeknownst to the Company, discontinued its funding during the third stage of the SIV Study. In May 1996, the Company learned that Cornell University had entered into a contract with a Canadian corporation to complete the third stage of the SIV Study in a generic framework, i.e., not utilizing any proprietary technology. At that time, the Company initially requested formal final reports for phases one and two of the SIV Study and a progress report for phase three of the SIV Study and, together with Commodore (Ret.) Michael E. Shannon, former Deputy Surgeon General, Department of Defense, Canadian Blood Forces Program, have continued such requests during 1996 and the first quarter of 1997. The Company has been orally advised by a representative of the CBFP that it may expect to receive the information concerning the results of the SIV Study during the second quarter of 1997.

     A tangential veterinarian aspect of the Canadian research being concurrently investigated, has resulted in the article entitled "Bacteriocidal Effects of Ozone at Nonspermicidal Concentrations", written by members of the SIV Study team, being accepted for publication by the Canadian Journal of Veterinarian Research (1995; Vol. 159, pp. 183-186). The results included in this publication provide further insight in the ability to simultaneously exploit ozone's bacteriocidal properties while maintaining cellular integrity and function.

     Although certain of the HIV and non-toxicity studies undertaken by MII have been concluded, MII determined that further research was required to confirm the efficacy and safety of using ozone to inactivate the HIV virus. As noted above, insufficient funds resulted in the suspension of the study concerning the use of ozone to heal burns and the FIV Pilot Study prior to their conclusion. To date, results from the blood studies provide preliminary evidence supporting the potential use of ozone, when specifically employed as delineated in MII's Patent, as a safe and efficacious method to inactivate viruses in human blood and blood products.

     In February 1994, MII acted as a pharmaceutical co-sponsor in a National Heart, Lung and Blood Institute grant application submitted by The Brooklyn Hospital Center. The proposal was entitled "Inactivation of Viruses in Blood Components by Ozone" and was being co-investigated by both the State University of New York at Syracuse and Cornell University Medical Veterinarian College. This application was not awarded funding in January 1995, for reasons not having to do with scientific matters. The proposal has been resubmitted and is pending review.

     In late 1992, the Italian Ministry of Health suspended the clinical use of ozone until such time as sufficient scientific evidence was available to support its use as a human therapeutic treatment. In this regard, the Italian Ministry of Health designated the Italian Scientific Society for Ozone-Oxygen Therapy in Bergano, Italy ("ISSOT") as the agency to select those treatment protocols utilizing ozone as worthy of investigation and to provide those protocols to the Italian Ministry of Health for review and approval. By letter agreement dated March 23, 1993, with ISSOT, MII entered into a collaborative arrangement to research and examine the efficacy of the Medizone Technology in the treatment of various blood-related human diseases. The research is being supervised by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry of Health. MII's (and the Company's) president was invited to join and has participated in this research initiative. The research is to be conducted in accordance with the protocols approved by the United States Food and Drug Administration (the "FDA") for human clinical trials (to be furnished by MII, at five university-based hospitals. The ISSOT letter agreement required MII to furnish five ozone-generating machines for use in the trials, which MII delivered in late 1993, after it had the equipment manufactured by Camped USA of

Bryn Mahr, Pennsylvania. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with MII's applications to the FDA (see "Governmental Regulation").

     On May 16, 1994, MII announced that human trials were to commence at the University of Naples ("Naples") on May 30, 1994 to study the effects of MEDIZONE(R) on patients infected with either HIV or Hepatitis B (chronic active). The two protocols, either for HIV or Hepatitis B patients, were designed by MII as classical Phase I trials of the Patent and the Equipment Patent to determine, in a dose-ranging study, the relative toxicity of this treatment against surrogate markers of efficacy. MII was advised in April 1996 that the HIV protocol had been completed and that patients were being enrolled for the Hepatitis B protocol. MII has announced that no interim data will be available until a particular site has completed their respective trials, said trials being estimated to be approximately one year in duration. To date, the University of Naples remains the only site that has commenced these trials, with other university-based hospitals still awaiting approval by their Italian university authorities on a site by site basis. During the summer of 1996, MII was advised that Naples would not enroll new patients for the Hepatitis B protocol until trials were commenced at another site, although the trials would continue on those patients already enrolled in the protocols. During the last quarter of 1995, MII was advised by San Raffaele Hospital of the University of Milan ("Milan") and the Regional Oncology Center and AIDS Treatment Center at Avianno ("Avianno") that their respective ethics committees or investigational review boards, as the case may be, had approved the commencement of HIV trials (in the case of Milan) and Hepatitis B trials (in the case of Avianno), subject to the receipt of specific affirmative approvals for these tests from the Italian Ministry of Health.

     On May 8, 1996, the Italian Ministry of Health issued its approvals, which were thereafter communicated to MII. ISSOT will supervise these Phase I clinical trials which were designed by MII as classical Phase I trials of its patents (both of Medizone, the drug, and MII's technology) to determine, in a dose-ranging study, the relative toxicity of this treatment against surrogate markers of efficacy. Each of these trials is designed to take approximately one year to complete, although there can be no assurance that such time-frame will be adhered to once the trials commence.

     By the terms of MII's letter agreement with ISSOT, dated March 23, 1993, MII is required to pay for laboratory tests performed by each testing institution that are outside the scope of the normal realm of clinical analyses performed by the testing institutions. MII has agreed with Milan and Aviano, respectively, that the costs of these assays will be approximately U.S. $150,000 for Milan and U.S. $180,000 for Aviano. MII is required to commit to each of these respective fundings prior to the commencement of trials at the particular site. MII is presently without the financial wherewithal to enter into such binding commitments with each institution to provide such funding. Accordingly, neither trial has commenced and neither will commence until such commitment is made by MII. MII is also required to provide each institution with ozone generating, monitoring and delivery devices for use in the trials.

     On October 17, 1996, MII executed an agreement with Multiossi-gen, S.r.L., an Italian corporation located in Bergamo, Italy (the "Manufacturer"), dated as of September 13, 1996 (the "Equipment Contract"), providing for the manufacture of ozone generating devices to be used in the human trials to be commenced pursuant to MII's letter agreement with the ISSOT, as trials are approved by the Italian Ministry of Health.

     Pursuant to the Equipment Contract, the Manufacturer has produced a working prototype of ozone generating devices dedicated to the use of hollow fibers or similar gas exchange technology covered under MII's patents, satisfactory to MII (the "Equipment"), and will make all data generated from the use of the Equipment available to MII. The Equipment Contract calls for the Manufacturer to manufacture twenty pieces of the Equipment at a purchase price of $9,000 per unit, for an aggregate of $180,000, payable as follows:

     (a)  $25,000, paid upon approval of the prototype;
     (b) $55,000, payable in fifteen installments of $3,667 with five such installments ($18,335) being paid on each delivery of five units of the Equipment; and
     (c) one million shares of MII's common stock, bearing a restrictive legend, 500,000 shares of which were issued on the date the Equipment Agreement was executed with the remaining 500,000 shares issued on March 16, 1997.

     Pursuant to the Equipment Agreement, MII granted to the Manufacturer a license to use MII's patents in Europe, subject to the regulations of all documents necessary to protect MII s rights in and to the patents, and appointed the Manufacturer as MII's exclusive manufacturer and distributor of the Equipment in Europe. Notwithstanding the forgoing, the present distribution of the Equipment shall be limited to Italy, but such distribution will be expanded to the rest of Europe upon the mutual agreement of the parties.

     The Equipment Agreement (together with its grants of license and distribution described above) will terminate on September 13, 1998 and may be renewed by mutual agreement of the partners at least thirty days prior to the end of its term.

     The initial five units of the Equipment were delivered to Aviano, on or about November 15, 1996. Thereafter, units of Equipment shall be delivered in lots of five units and shall be deliverable to the appropriate hospital site within 60 days of the written request by MII, based upon such hospital's ethics committee granting approval to committee trials at a particular site.


Governmental Regulation

     MEDIZONE(R), the Medizone Technology and any related products derived therefrom are regulated under the Canadian Department of Health and Welfare (the "CDHW"). The CDHW exercises broad and extensive authority in regulating the development, production, importation, distribution and promotion of "drug" products and "investigational devices" in Canada.

     Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing Medizone (the drug) or the Medizone Technology pursuant to the License Agreement until after CDHW approval has been granted. In order to obtain CDHW approval, the Company will be required to submit medical and scientific evidence sufficient to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. In this regard, the Company will have to demonstrate that MEDIZONE(R) and the Medizone Technology has been successfully used in well-controlled clinical studies using human volunteer subjects. In order to commence human trials, the Company will be required to submit an application to the CDHW which contains adequate information to satisfy the CDHW that known clinical studies can be conducted without exposing the volunteer subjects to an unreasonable risk of illness or injury while indicating some potential for clinical efficacy.

     The Company has submitted an application to the CDHW to commence human clinical trials which was placed on clinical hold pending further studies on animal toxicity and other studies. The Company's ability to commence such additional studies is dependent on it receiving additional funding.

     In obtaining regulatory approval in Canada, the Company will be provided with all information developed by MII and, accordingly, will be assisted by steps taken by MII to obtain regulatory approval in the United States. In that regard, MII will be required to obtain regulatory approval from the Federal Food and Drug Administration (the "FDA"), which regulates the development, production, importation, distribution and promotion of "drug" products and "investigational devices" pursuant to the Federal Fund, Drug and Cosmetic Act.

     To  obtain  FDA  approval,  MII  will be  required  to  submit  a New  Drug
Application ("NDA") to the FDA which will have to continue evidence that MEDIZNE(R) and the Medizone Technology have been successfully used in human clinical studies.

     In order to initiate the first phase (i.e., Phase I) of human clinical studies required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical studies can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. MII submitted an IND application (assigned to the Registrant by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and has requested that MII complete additional research regarding animal toxicity and other studies, which will require the expenditure of significant funds before MII's IND application will be deemed complete. There can be no assurance that MII's IND application can be granted. Until an NDA has been granted to MII, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices." The Company believes that it will take at least several years to for MII to obtain FDA approval and that it will require additional infusions of capital to obtain such approval.

     The Company's ability to commercially market products is dependent on obtaining CDHW approval. The Company believes that, at least even if CDHW approval was obtained, the process will encompass several years. In addition, the Company believes that research costs incident to obtaining CDHW approval will be significant and will require the Company to obtain additional infusions of capital.


Common Stock Purchase Warrants

     Four million redeemable common stock purchase warrants, each exercisable to purchase one share of the common stock of the Company for $.125, are publicly-held. The Company's warrants originally had a nine-month exercise period, but the expiration date has been extended numerous times (and is currently December 31, 1997). There is no assurance that these warrants will ever be exercised (an event dependent upon achievement of effectiveness of a post-effective amendment to the Company's registration statement) or that the Company will otherwise be funded.


Competition

     The area in which the Company seeks to do business is extremely competitive. The Company is aware of a number of domestic companies that have commenced research into the use of ozone as a virucide in the treatment of HIV and other diseases, or have announced the intention to do so. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone as a virucide or as a decontaminant for blood or blood products. The Company is also aware that another company has provided ozone-generating equipment to departments of the Canadian government conducting studies in Canada for the purposes of comparison of technologies. In addition, as reported in scientific journals and newspapers, there are many commercial, not-for-profit and governmental agencies investigating possible treatments for HIV and other viral diseases, as well as a variety of methodologies aimed toward blood fraction- ate decontamination.


Employees and Consultants

     The Company has three employees, its President, its Vice-President/Chief Financial Officer and an executive assistant. These individuals serve in the same capacities for MII.

     MII has established a Scientific Advisory Board, which also serves the Company, which suggests and formulates avenues of research and reviews research in progress. The Scientific Advisory Board is comprised of three members, Joseph
S. Latino, Ph.D., the Company's President and Chief Executive Officer, Fred Quimby, D.V.M., Ph.D., Chairman, Animal Research Institute, New York State School of Veterinarian Medicine, Cornell University, Ithica, New York, and Bernard J. Poiesz, M.D., Head, Regional Oncology Center, S.U.N.Y. at Syracuse, Syracuse, New York. The Scientific Advisory Board met six times in 1995. Drs. Quimby and Poiesz are not compensated by the Company or MII for their services on the Scientific Advisory Board, although they do apply for research grants in connection with MII's and the Company's research and development efforts. In that regard, Dr. Quimby is part of the SIV Study being conducted under the auspices of the Canadian Blood Forces Program. See "Research and Development".


Insurance

     The Company presently has no product liability insurance, since none of its products are in clinical use. MII pays annual premiums of approximately $64,000 for a $1,000,000 policy of officers and directors liability insurance, which also covers the Company's directors and officers.

Item 2.  Properties.
         ----------

     The Company's offices are provided by MII at no charge.

Item 3.  Legal Proceedings.
         -----------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     No matters were submitted to a vote of securities holders during the fourth quarter of the year ending December 31, 1995.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.
         -------------------------------------------------


Prices/Trading Market Information

     The Company's shares are traded in the over-the-counter market, with price quotes listed on the NASD Electronic Bulletin Board under the trading symbol "MZNC," and in the "pink sheets" published by the National Quotation Bureau.

     On March 7, 1997, according to the NGB Non-NASDQ Price Report furnished by the National Quotation Bureau, there were six market-makers submitting quotations in the Company's shares, and the high and low bids for the shares was $.02. Such prices reflect in- terdealer prices without retail markup, markdown or commission; are not necessarily representative of actual transactions, or of the value of the Company's securities; and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

     Shown below is information obtained from the National Quotation Bureau, indicating the high bid and low bid prices for a share of the Company's common stock at the end of each of the four calendar quarters of fiscal 1994 and 1995, representing prices between dealers which do not include retail markup, markdown or commission. They do not reflect actual transactions.:

                                                             Bid Price
                                                             ---------
                           Calendar Period           High                  Low
                           ---------------           ----                  ---

         1995               First Quarter             .08                   .01
                            Second Quarter            .04                   .01
                            Third Quarter             .035                  .01
                            Fourth Quarter            .04                   .01


         1996               First Quarter             .02                   .02
                            Second Quarter            .05                   .03
                            Third Quarter             .04                   .02
                            Fourth Quarter           .025                   .02


Number of Holders

     On March 14, 1997, according to the Company's transfer agent, there were 223 holders of record of the Company's par value $.001 common stock.

Dividends

     The Company has never paid cash dividends on its common stock. Payment of cash dividends is subject to the discretion of the Board of Directors and is dependent upon various factors, including the Company's earnings, capital needs and general financial condition. The Company does not believe that it has any immediate prospect of earnings. However, the Company anticipates that in the foreseeable future, it will follow a policy of retaining earnings, if any, in order to finance research and development.

Item 6.  Selected Financial Data.
         -----------------------



                                                                                  Year Ended
                                                                                  December 31,
                                                                                  ------------

                        1996       1995           1994            1993               1992
                        ----       ----           ----            ----               ----

Operations Data:

Revenues                       $  -0-          $  -0-            $ -0-              $  -0-

Net (loss)                         (3,553)         (3,617)          (32,357)            (8,334)

Net loss)                         -0-             -0-              -0-                 -0-
  per common share

Weighted average               36,493,000      36,493,000        36,493,000         36,493,000
  common shares out-
  standing

Balance Sheet
   Data:

Working capital                  $(11,498)     $  (13,498)       $  (21,919)        $  (15,498)
   (deficiency)

Total assets                        -0-           -0-              -0-                 -0-

Long-term                           -0-           -0-              -0-                 -0-
   liabilities

Accumulated                      (218,143)       (214,590)         (210,973)          (178,616)
   (deficit)

Stockholders'                     (11,498)        (13,498)          (21,919)           (15,498)
   equity
   (deficiency)



Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.
           -------------------------------------------------

Results of Operations

     Registrant's financial statements in prior years reflected advances to its patent company (MII) in the amount of $142,287 as bad debt expense because of the uncertainty of repayment of those advances. After consideration of the facts surrounding the advances, the Registrant restated its financial statements to reverse the bad debt expense and to reflect the financial statements as though the transaction was an equity investment rather than a loan arrangement.

     The effect of this restatement was to decrease additional paid-in capital and the deficit accumulated during development stage.

Years ended December 31, 1996 and December 31, 1995.

Research and development expenses in 1996 were $-0- and were $-0- in 1995.

General and  administrative  expenses in 1996  consisted of  accounting  fees of
         and other miscellaneous expenses of $        .
--------                                      --------

General and administrative expenses in 1995 consisted of accounting fees of $2,000 and other miscellaneous expenses of $1,553.

Net cash used in operating activities was $        in 1996 as compared to $5,553
                                           -------
in 1994. The decrease (increase) was due to decreased (increased) general and administrative expenses.

Cash provided by funding activities  (increased)  decreased in 1995 to $
                                                                        --------
as compared to $5,553 in 1994. These amounts represent capital received from the parent company, MII.

Years ended December 31, 1995 and December 31, 1994

Research and development expenses in 1995 were $-0- and were $-0- in 1994.

General and administrative expenses in 1995 consisted of accounting fees of $2,000 and other miscellaneous expenses of $1,553.

General and administrative expenses in 1994 consisted of accounting fees of $3,342 and other miscellaneous expenses of $275.

Net cash used in operating activities was $5,553 in 1995 as compared to $12,038 in 1994. The decrease was due to decreased general and administrative expenses.

Cash provided by funding activities decreased in 1995 to $5,553 as compared to $12,038 in 1994. These amounts represent capital received from the parent company, MII.

Years Ended December 31, 1994 and December 31, 1993.

     Research and development expenses in 1994 were $-0- and were $896 in 1993.

     General and administrative expenses in 1994 consisted of accounting fees of $3,342 and other miscellaneous expenses of $275.

     General and administrative expenses in 1993 consisted of public relations, $15,400; travel, $8,926; accounting fees, $6,000; and other miscellaneous expenses of $1,135.

     Net cash used in operating activities was $12,038 in 1994 as compared to $25,936 in 1993. The decrease was due to decreased general and administrative expenses.

     Cash provided by financing activities decreased in 1994 to $12,038 as compared to $25,936 in 1993. These amounts represent capital received from the parent company, MII.

Years Ended December 31, 1993 and December 31, 1992

Liquidity and Capital Resources

     At December  31,  1996,  Registrant  had a working  capital  deficiency  of
$       and a  stockholders'  deficiency  of  $      .  At  December  31,  1995,
 ------                                        ------
Registrant had a working capital deficiency of $11,498 and a stockholders' deficiency of $11,498. At December 31, 1994, Registrant had a working capital deficiency of $13,498 and a stockholders' deficiency of $13,498.

     Registrant will continue to require additional capital in order to gain the necessary regulatory approvals. There is no assurance that such capital will be raised. If adequate funding cannot be obtained, Registrant may be required to substantially reduce or cease operations.

     Registrant has outstanding warrants to purchase 4,000,000 shares of common stock at $.125 per share; however, there can be no assurance that any of the warrants will be exercised, or that Registrant will be able to fulfill its obligation to file a post-effective amendment to its registration statement in order to register the shares it would issue upon any exercise of warrants. The expiration date of the warrants was extended to December 31, 1997.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

     The financial statements and supplementary data are listed under Item 14 in this Annual Report and commence on page F-1.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.
        ------------------------------------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant.
          -----------------------------------------------

     Until November 1992, the Company's affairs were controlled by its then Board of Directors, consisting of McGrath, Watrous, Wayne Chou and Peter W. Melera ("Former Management"). On November 17, 1992, Former Management resigned, after having elected John M. Kells, John Pealer and George Handel as Directors ("New Manage- ment"). McGrath and Watrous also resigned their positions as, respectively, President and Chief Executive Officer, and Vice President, Chief Financial Officer, Secretary and Treasurer. At that time, New Management appointed Joseph S. Latino to be the Company's President and Chief Operating Officer. In September 1993, upon the resignation from the Board of Directors of John M. Kells, Dr. Latino was elected to the Board by the other directors. Dr. Latino and Messrs. Handel and Pealer were reelected to the Board at the annual meeting of shareholders held in May 1995.

     Messrs. Latino, Handel and Pealer will hold their positions as Directors until the next annual meeting of the shareholders and until their successors have been elected and have qualified.

                  (Remainder of Page Intentionally Left Blank)

     The  following  table  sets  forth  certain   information   concerning  the
Registrant's directors and officers.

                               Director  Officer
Name                   Age     since     since      Positions with Registrant
----                   ---     -----     -----      -------------------------

Joseph S. Latino       38      1993      1992     President; Chief Executive
                                                  Officer and Director

Arthur P. Bergeron     46                1992     Vice President, Treasurer and
                                                  Chief Financial Officer

George Handel          69      1992      1993     Secretary and Director

John D. Pealer         77      1992               Director

There are no family relationships among Registrant's officers and directors.

     Joseph S. Latino, Ph.D., was appointed President and Chief Operating Officer of the Company in November 1992 and was elected to the Board of Directors on September 21, 1993. He was named Chief Executive Officer of the Company in March 1995. He holds the same positions with MII. His affiliation with MII dates from 1986, when he was named its Director of Research. Dr. Latino received a Bachelor of Science degree in 1978 from Brooklyn College of the City University of New York in Biology and Chemistry. He received his Doctor of Philosophy in Biochemistry in 1984 from the City University of New York. Dr. Latino became Director of Special Hematology/Oncology Laboratory at The Brooklyn Hospital Center, Brooklyn, New York in 1984, where he was employed until he went on sabbatical in December 1994. In 1994, Dr. Latino was designated as the Basic Science Research Coordinator for The Brooklyn Hospital Center and is a member in Investigational/Institutional Review Board of that institution. In 1986, Dr. Latino became an Assistant Professor of Medicine, Division of Hematology at the Health Science Center at Brooklyn, State University of New York, as well as Ad Hoc Research Advisor for The Brooklyn Hospital Center. In 1987 he became a Research Educator for the Hematology/Oncology Fellowship Program at the Brooklyn Hospital Center. Dr. Latino currently devotes substantially his full time to the operations of the Company.

     George Handel became a director of the Company in November 1992 and has served as the Company's Secretary, without compensation, since November 24, 1993. He holds the same positions with MII. Mr. Handel, who attempted Temple University, is President of Hantex Mills, a dry goods firm established in 1975, and vice-president of Handel & Co., a wholesale dry goods firm established in 1923.

     John D. Pealer became a director of the Company in November 1992. He is also a director of MII. Mr. Pealer has been the President and Chief Executive Officer of Pealer's Inc., a family owned corporation engaged in the business of real estate development since 1949.

     Arthur P. Bergeron became Vice President, Treasurer and Chief Financial Officer of the Company in 1992. He holds these same positions with MII. He received a Bachelor of Science in Accounting from Bentley College in Waltham, Massachusetts in 1973 and a Master of Science in Taxation from Bentley College in 1980. Mr. Bergeron is a certified public accountant and is the principal of Arthur P. Bergeron & Co., P.C., in Wellesley, Massachusetts, a public accounting firm which he founded in 1978. Mr. Bergeron does not devote his full time to the affairs of the Company.

Item 11.  Executive Compensation.
          -----------------------


Directors Compensation

     None of the directors received any compensation for serving as a director in 1996.


Executive Compensation

     The officers of the Company do not receive any compensation from the Company. Its president and vice president/chief financial officer are compensated by MII. The Company's secretary serves without compensation. The following table sets forth the compensation paid by MII to Joseph S. Latino, the Company's President and Chief Executive Officer and Arthur P. Bergeron, the Company's Vice-President, Treasurer and Chief Financial Officer.

                  (Remainder of Page Intentionally Left Blank)

                           Summary Compensation Table
                           --------------------------

                                                Annual Compensation    Long Term
                                                -------------------
                                                                       Compensa-
                                                                       tion
                                                                       ---------
                                                         Other Annu-
                                                         al Compen-
Name and Principal                                       sa-
Position                   Year   Salary(1))    Bonus    tion          Options #
--------                   ----   ----------    -----    ----          ---------
                           1996   $180,000       -0-        (2)           (3)
Joseph S. Latino,          1995   $180,000       -0-        (2)           (3)
Ph.D., President           1994   $ 72,000     $17,800
and Chief Executive
Officer
Arthur P. Bergeron,        1996   $ 72,000      - 0 -                     (6)
Vice President,            1995   $ 72,000      - 0 -       (5)           (6)
Treasurer and Chief        1994   $ 36,0004     - 0 -       (5)
Financial Officer                                          - 0 -

-------------


    (1) In 1994, Dr. Latino and Mr. Bergeron were not paid on a salaried basis, but were paid as consultants.

    (2) In 1994, 1995 and 1996, Dr. Latino was reimbursed for certain automobile expenses and other business expenses, in the amounts of $21,324, $33,222 and $___________, respectively. In 1995 and 1996, MII provided Dr. Latino with health insurance, paying premiums in the amounts of $9,438 and $___________, respectively.

     (3) Pursuant to his employment agreement with MII, Dr. Latino was granted an option to purchase 3,000,000 shares of MII common stock with an exercise price of $.20, which vests 33% in January 1, 1996, 33% on January 1, 1995 and 33% on January 1, 1998, exercisable for as long as he is employed by MII and for one year after the termination of his employment. Dr. Latino has not exercised the vested portion of this option as of the date of this report.

    (4) From July 1, 1993 through December 31, 1994, Arthur P. Bergeron & Co., P.C., the accounting firm of which Mr. Bergeron is the sole shareholder, received an aggregate of $64,825 as professional fees for support services rendered in connection with the Company's 1992 audit, the engagement of Coopers & Lybrand and for investigative services rendered in connection with certain litigation engaged in by the Company. He also received 500,000 shares of MII's common stock for his services through December 31, 1994.

    (5)   In 1995 and 1996,  MII  provided  Mr.  Bergeron  with  health
          insurance,   paying   premiums  of  $9,438  and   $__________________,
          respectively.

    (6) Pursuant to his employment agreement with MII, Mr. Bergeron was granted an option to purchase 1,500,000 shares of MII common stock, with an exercise price of $.20, which vests 33% in January 1, 1996, 33% in January 1, 1997 and 33% on January 1, 1998, exercisable for as long as Mr. Bergeron is employed by MII and for one year after the termination of his employment. Mr. Bergeron has not exercised the vested portion of this option as of the date of this agreement.

Employment Agreements

     The Company does not have employment agreements with its officers. MII has entered into employment agreements with Dr. Latino and Mr. Bergeron pursuant to which they are to serve as officers of the Company without additional compensation.


Compensation Committee and Insider Participation

     The Company does not have a compensation committee. Matters concerning the compensation of executive officers are determined by the Company's Board of Directors. Dr. Latino, who is an executive officer of the Company, is also a member of the Company's Board of Directors and will participate in deliberations concerning executive officer compensation, but will not vote on his own individual compensation. However, his participation in such deliberations gives rise to a conflict of interest which could affect his compensation.


                               BOARD OF DIRECTORS
                               ------------------
                              Dr. Joseph S. Latino
                                  George Handel
                                   John Pealer

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
          ---------------------------------------------------

     The following table sets forth certain information as of March 14, 1997, pertaining to the beneficial ownership of Common Stock, by (i) persons known to the Company to own 5% or more of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) directors and executive officers of the Company as a group.

                            Number of Shares           Percentage of
Name and Address            Beneficially Owned         Total Outstanding

Medizone Inter-                24,304,560                    66.6%
  national, Inc.
123 East 54th Street
Suite 2H
New York, NY  10022

Joseph S. Latino, Ph.D.             -0-                        *
690 East 19th Street
Brooklyn, NY 11230

---------------

      (*)   Indicates less than 1%

George Handel                       -0-
1408 Melrose Avenue
Melrose Park, PA 19126
John D. Pealer                    285,100                     (*)
355 N. 21st Street
Camp Hill, PA 17011

Arthur P. Bergeron                  -0-
40 Grove Street
Wellesley, MA 02181

All present directors             285,000                    1.46%
and executive officers
as a group (4 persons)

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

     None.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, Reports on
          Form 8-K.
          ---------------------------------------------------

          (a) See Index to Consolidated Financial Statements and Schedules on Page F-1.

          (b) None.

          (c) See Index to Exhibits on page E-1.

          (d) None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEDIZONE CANADA LIMITED


                              By: s\Joseph S. Latino
                                 -----------------------------
                                 Joseph S. Latino
                                 President

Date:  March 29, 1997



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, in the capacities shown and on the date indicated:





Date:  March 29, 1997         s\Joseph S. Latino
                            -----------------------------------
                            Joseph S. Latino, President
                            Chief Executive Officer
                            and Director


Date:  March 29, 1997         s\Arthur P. Bergeron
                            -----------------------------------
                            Arthur P. Bergeron,
                            Vice President, Treasurer and
                            Chief Financial Officer


Date:  March 29, 1997         s\George  Handel
                            -----------------------------------
                            George Handel, Director


Date:  March 29, 1997         s\John D. Pealer
                            -----------------------------------
                            John D. Pealer, Director

Exhibits and Financial Statement Schedules. - The following
Exhibits form a part of this Annual Report on Form 10-K.

Exhibit
Number            Description of Exhibit
------            ----------------------

2                 Agreement and Plan of Reorganization dated December
                  23, 1988.(1)

3(a)              Articles of Incorporation of Registrant.(2)

3(b)              By-laws of Registrant.(2)

3(c)              Articles of Amendment to Registrant's Articles of
                  Incorporation.(1)

10(a) Agreement made and entered into as of November 30, 1987 between Medizone International, Inc. and MCL
           Medizone Canada Ltd.(2)

10(b)      Agreement made as of May 18, 1994, among Medizone
           International, Inc., Medizone Canada Ltd., John M.
           Kells, George Handel, John Pealer, Joseph S. Latino,
           Terrence O. McGrath and Philip J. Watrous(3).

16                Letters re: change in certifying accountants.(3)

-------------------------------------


(1) Incorporated by reference to the Registrant's current report on Form 8K, reporting an event that occurred on December 23, 1988

(2) Incorporated by reference to an exhibit filed as Registrant's registration statement on Form S-18, effective December 14, 1987

(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1994.