Form 10-Q
period 1997-03-31
MEDIZONE CANADA LTD
filed 1997-05-15
CIK 821172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                             Commission File Number
 March 31, 1997                                       33-16757-D

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

            Yes |_|                                   No  X



At April 30, 1997, there were outstanding 36,493,333 shares of the registrant's common stock.

                               Page 1 of 13 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                      Index

                                 March 31, 1997

                                                                        Page
         PART I - FINANCIAL INFORMATION                                Number

Item 1.  -   Financial Statements

             Unaudited Interim Consolidated Balance Sheets             3

             Unaudited Interim Consolidated Statements
             of Operations                                             4

             Unaudited Interim Consolidated Statement
             of Changes in Stockholders' Equity                        5

             Unaudited Interim Consolidated Statement
             of Cash Flow                                              9

             Notes to Unaudited Interim Consolidated
             Financial Statements                                     10

Item 2.  -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations            11


         PART II - OTHER INFORMATION


Item 6.  -   Exhibits and Reports on Form 8-K                         12

             Signatures                                               13

                               Page 2 of 13 pages

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                  March          December
                                                  31, 1997       31, 1996
                                                  ---------      ---------
Current Assets:
  Cash                                            $  -           $   -
                                                  ---------      ---------

  Total Current Assets

Other Assets:
  License agreement
  Organization costs (net of accumulated
   amortization of $5,520 and $5,520,

  respectively)

Total Assets


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current Liabilities:                                $  9,498          $9,498
  Accounts payable                                     2,000           2,000
                                                    -----------      -------
  Accrued expenses

Total Current Liabilities                           $ 11,498          $11,498
                                                    ========          =======

Commitments and Contingencies (Note 1)

Stockholders' Deficiency
  Common stock, authorized 100,000,000 shares,
  par value $.001 per share; issued and
  outstanding 36,493,333                              36,493           36,493
Additional paid-in capital                           173,453          173,453
Deficit accumulated during development stage        (221,444)        (221,444)
                                                    ---------        ---------
Total Stockholders' Deficiency                      ( 11,498)        ( 11,498)
                                                    ---------        ---------

                                                    $   -            $  -
                                                    ===========      =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                               Page 3 of 13 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                  Interim Consolidated Statements of Operations
                                   (unaudited)

                                                            From the Date of
                            For the Three Months Ended      Inception (Nov. 18,
                                     March 31,              1997) Through
                                 1997       1996            March 31, 1997
                                 ----       ----            -------------------

Sales                            $  0-     $ -0-                $ -0-
                                 -----     -----                -----
Cost and Expenses:
  Research and                     -0-       -0-                $29,554
Development
         Expenses
         General and               -0-       -0-                $191,890
                                  ----       ---                --------
Administrative
         Expenses
         Total Costs and           -0-       -0-                $221,444
                                  ----       ---                --------
E penses
Net Loss                         $ -0-     $ -0-                $(219,444)
                                  ====      ====                ==========

Weighted Average               36,493,333     36,493,333        33,198,000
                               ==========     ==========        ==========
Number
 of Shares Outstanding
Loss Per Share                      $ -0-     $ -0-                $ 0.01
                                    =====     =====                ======





















                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.




                               Page 4 of 13 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1997
                                   (unaudited)


                                                                                                        Deficit
                                                                                                        Accumulated
                                                                                        Additional      During
Medizone  Canada Ltd. -                    Common Stock                Shares to        Paid-in         Development
Canadian                            Shares             Amount          be Issued        Capital         Stage
------------------------            ------             ------          ---------        ----------      -----------

Initial issuance of shares
  exchanged for license
  agreement, November 1987
  ($.0000003 per share)               3,000,000    $          1
Share issued for cash,
  November 1987 ($1/share)                    1               1
Net loss for the year
  ended December 31, 1987                                                                                $     (1,000)
                                   ------------    ------------                                          ------------

Balance, Dec. 31, 1987                3,000,001               2                                                (1,000)

Sale of shares for cash
  ($.7692 per share, no
   par value)                           130,000         100,000
                                                   ------------                                          ------------
                                      3,130,001    $    100,002                                          $     (1,000)
                                   ============    ============                                          ============

KPC Investments
---------------
Initial capitalizatio  of KPC
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
                                   ============    ============                      ============

Medizone Canada Ltd. -
Utah
----------------------
Existing shares of MCL
  Utah (formerly KPC
    Investments)                      5,590,000    $      5,590                     $     89,818
Exchange of 3,130,001 shares
  of Medizone Canada Ltd. -
  Canadian for  shares of MCL -
  Utah resulting in a reverse
   merger, December 1988             27,132,000          27,132                           66,551


                          The a companying notes are an
                       integral part of these consolidated
                              financial statements

                               Page 5 of 13 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1997
                                   (unaudited)




                                                                                                Deficit
                                                                                                Accumulated
                                                                                Additional      During
Medizone  Canada Ltd. -                  Common Stock           Shares to       Paid-in         Development
Utah (cont'd.)                      Shares          Amount      be Issued       Capital         Stage
-----------------------             ------          ------      ---------       -----------     -----------

Shares reserved for issuance to
  minority shareholder               (1,126,888)    (1,127)     (1,127)
Shares issued for services
  ($.005 per share)                   1,938,000      1,938                      $  8,062
Return of Capital to majority
  shareholder                                                                   (50,851)

Net loss for the year ended
  December 31, 1988                                                                            $   (106,392)
                                   ------------    -------    --------          -------            --------

Balance, Dec. 31, 1988               33,533,112     33,533       1,127          113,580            (107,392)

Return of capital to majority
  shareholder                           (58,056)

Net loss for the year ended
  December 31, 1989                     (26,179)
                                   ------------    -------    --------          -------             --------

Balance Dec. 31, 1989                33,533,112     33,533       1,127          55,524              (133,571)

Sale of shares for cash
  (from $.05 to $.075 per share)        983,333        983      56,517
Shares issued for services
  ($.05 per share)                      850,000        850      41,650
Shares issued to minority
  shareholder which had
  been previously
  reserved                            1,126,888      1,127      (1,127)
Return of capital to
  majority shareholder                  (42,480)

Net loss for the year ended
  December 31, 1990                     (28,561)
                                   ------------    -------    --------          -------             --------

Balance, Dec. 31, 1990               36,493,333     36,493         -0-          111,211             (162,132)



                         The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

                               Page 6 of 13 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1997
                                   (unaudited)


                                                                                                Deficit
                                                                                                Accumulated
                                                                                Additional      During
                                         Common Stock            Shares to      Paid-in         Development
                                    Shares        Amount         be Issued      Capital         Stage

Capital received from
  majority shareholder                                                           9,100

Net loss for the year ended
  December 31, 1991                                                                            $     (8,150)
                              ------------        -------        ------------   -------            ---------

Balance, Dec. 31, 1991          36,493,333        36,493         -0-            120,311             (170,282)

Capital received from
   majority shareholder                                                           6,314

Net loss for the year ended
   December 31, 1992                (8,334)
                              ------------        -------        ------------   --------            ---------

Balance, Dec. 31, 1992          36,493,333        36,493         -0-            126,625             (178,616)

Capital received from
   majority shareholder                                                          25,936

Net loss for the year ended
  December 31, 1993                                                                                  (32,357)
                              ------------        -------        ------------   --------            ---------

Balance Dec. 31, 1993           36,493,333        36,493         -0-            152,561             (210,973)

Capital received from
  majority shareholder                                                           12,038

Net loss for the year ended
  December 31, 1994                                                                                   (3,617)
                              ------------        -------        ------------   --------            ---------

Balance, Dec. 31, 1994          36,493,333        36,493         -0-            164,599             (214,590)

Capital received from
   majority shareholder                                                           5,553

Net loss for the year ended
   December 31, 1995                                                                                  (3,553)
                                                  -------        ------------   --------            ---------
Balance, December 31, 1995      36,493,333        $36,493        $ -0-          170,152             (218,143)

Capital received from
  majority shareholder                                                             3,301

Ne  loss for the year ended
   December 31, 1996                                                                                  (3,301)
                              ------------        -------        ------------   --------            ---------

Balance, December 31, 1996      36,493,333        $36,493        $ -0-          $ 173,453           $(219,444)
                               ===========        =======        ============   =========           =========


                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

                               Page 7 of 13 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1997
                                   (unaudited)


                                                                                                Deficit
                                                                                                Accumulated
                                                                                Additional      During
                                         Common Stock            Shares to      Paid-in         Development
                                    Shares        Amount         be Issued      Capital         Stage


Balance, Dec. 31, 1996             36,493,333   $   36,493       $   -0-        $173,453        $ (221,444)

Net loss for the three
   months ended
   March 31, 1997 .....                                                                             -0-
                                   ----------   ----------       ----------     ----------      -----------
Balance, March 31, 1997            36,493,333       36,493       $   -0-        $  173,453      $ (221,444)
                                   ==========   ==========       ==========     ==========      ===========




                               Page 8 of 13 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow
                                   (unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                 From the Date
                                                                 of Inception
                                      For the Three Months       (November 18
                                       Ended March 31,           1987) through
                                       1997       1996           March 31, 1997
                                       ----       ----           --------------

OPERATING ACTIVITIES:
  Net Loss                              $-0-      -0-            $  (221,444)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
  Issuance of stock for services        -0-       -0-                 52,500
  Write-off of prior year payables      -0-       -0-                (25,261)
  Amortization                          -0-       -0-                  5,520
  Write-off of license agreement        -0-       -0-                      1
Changes in assets and liabilities:
  Accounts payable and accrued
    expenses                            -0-       -0-                 36,759
                                        ----      ----             ---------

Net cash used in operating activities   -0-       -0-               (151,925)
                                        ----      ----             ---------

INVESTMENT ACTIVITIES:
   Additions to other assets:
     Organization costs                 -0-       -0-                 (5,520)
                                        ----      ----             ---------

Net cash used in investing activities   -0-       -0-                 (5,520)
                                        ----      ----             ---------

FINANCING ACTIVITIES:
  Cash received from (advanced to)
    majority shareholder                -0-       -0-                (89,145)
  Issuance of stock for cash            -0-       -0-                246,590
                                        ----      ----             ---------

Net cash provided by financing
   activities                           -0-       -0-                157,445
                                        ----      ----             ---------

INCREASE (DECREASE) IN CASH             -0-       -0-                  -0-

CASH
   Beginning of period                  -0-       -0-                  -0-
                                        ----      ----             ---------
   End of Period                        $-0-      $-0-                $-0-
                                        ----      ----             ---------

NONCASH ACTIVITIES:
  Issuance of stock for license
    agreement                            --       --                    1



                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

                               Page 9 of 13 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                   (unaudited)
                                 March 31, 1997



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

In the opinion of management of the Company, the unaudited consolidated financial statements for the three-month periods ended March 31, 1997 and 1996, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K which will be filed with the Securities and Exchange Commission.



                               Page 10 of 13 pages

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

General
-------

Three-month periods ended March 31, 1997, and March 31, 1996
------------------------------------------------------------

No research and development expenses were incurred in 1997 or 1996. No general and administrative expenses were incurred in 1997 or 1996.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498. At December 31, 1996, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498.

The Company and its parent company, MII, have had discussions with a number of potential lenders, investors and underwriters with a view towards raising additional funds to fund research and continuing operations.

The Company has outstanding warrants to purchase 4,000,000 shares of common stock at $.125 per share; however, there can be no assurance that such warrants will be exercised. Also, the Company is required to file a post effective amendment to its Registration Statement in order to register the shares it proposes to issue upon any exercise of warrants. The warrants scheduled to expire on December 31, 1996 have been extended to December 31, 1997.

The Company expects that MII will provide funds or undertake such actions as are necessary to continue operations of the Company. In the event that the outstanding warrants of the Company are exercised, fully or partially, the Company will expend any net proceeds for the continuation of its business including continuation of its research endeavors.



                               Page 11 of 13 pages

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (b)      No reports on Form 8-K were filed by the Registrant this quarter.






























                  (Remainder of page intentionally left blank)

                               Page 12 of 13 pages

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MEDIZONE CANADA LIMITED
                                  (Registrant)

                              s/Arthur P. Bergeron
                               Arthur P. Bergeron
                                 Vice President
                           and Chief Financial Officer

May 15, 1997


                               Page 13 of 13 pages