Form 10-Q
period 1996-12-31
MEDIZONE CANADA LTD
filed 1998-02-12
CIK 821172

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                                                        OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                Commission File Number 2-93277-D

                   MEDIZONE INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)

           Nevada                                                87-0412648
(State or other jurisdiction                                  (I.R.S. Employer
   of incorporation or                                      Identification No.)
     organization)


                           4505 South Wasatch Boulevard
                                    Suite 210
                            Salt Lake City, Utah  84124
                 (Address of principal executive offices, zip code)

                                   (801) 274-8400
                (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES                       NO  X

At February 4, 1998, there were 142,601,914 shares of the Registrant's common stock issued and outstanding.

            MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES

                               FORM 10-Q

                                 INDEX

                             March 31, 1997

                    PART I - FINANCIAL INFORMATION
Page
Number

Item 1. - Financial Statements

         Unaudited Interim Consolidated Balance Sheets                      3-4

         Unaudited Interim Consolidated Statements of Operations              5

         Unaudited Interim Consolidated Statements of Changes
           in Stockholders' Equity                                         6-12

         Unaudited Interim Consolidated Statements of
           Cash Flow                                                      13-14

         Notes to Unaudited Interim Consolidated Financial
         Statements                                                       15-29

Item 2. - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      30


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 3. - Exhibits and Reports on Form, 8-K                                  31

Signatures                                                                   31

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

Item 1. - Financial Statements
------------------------------

             MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                      (A Development Stage Company)
                   Interim Consolidated Balance Sheets
                               (unaudited)

                                  ASSETS

                                           March 31,           December 31,
                                             1997                  1996
                                           ---------            -----------

CURRENT ASSETS
         Cash and cash equivalents        $        -          $       3,579
         Prepaid expenses and advances         1,270                  6,776
                                           ---------           ------------

         Total Current Assets                  1,270                 10,355
                                           ---------           ------------

FIXED ASSETS
         Leasehold improvements                3,004                  3,004
         Office equipment                     11,661                 11,661
         Furniture and fixtures                2,711                  2,711
                                           ---------           ------------
                                              17,376                 17,376
         Less accumulated depreciation         9,086                  8,308
                                           ---------           ------------
                                               8,290                  9,068

OTHER ASSETS
         Investment in affiliate (Note 1)          -                      -
         Receivable from affiliate (Note 1)   48,947                 48,947
         License agreement (Note 5)                -                      -
         Organization costs (net of
               accumulated amortization
               of $5,520 and $5,520,
               respectively)                       -                      -
         Deposits (Note 6)                     5,998                  5,998

                                             $64,505                $74,368




                  The accompanying notes are an integral part of these consolidated financial statements.

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

Item 1. - Financial Statements
------------------------------

                    MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                            (A Development Stage Company)
                         Interim Consolidated Balance Sheets
                                    (unaudited)

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                        March 31,  December 31,
                                                          1997         1996
                                                        --------   -----------

CURRENT LIABILITIES
         Checks issued in excess of deposits           $     601   $         -
         Accounts payable                                562,552       455,885
         Accrued liabilities                             244,137       171,409
         Notes payable (Note 10)                         344,155       332,315

               Total Current Liabilities               1,151,322       959,609

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 3, 6 and 13)                                       -             -

REDEEMABLE COMMON STOCK (Note 13)                              -             -

MINORITY INTEREST (Note 9)                                     -             -

STOCKHOLDERS' DEFICIENCY (Notes 1, 2, 3, 7,
  8, 9 and 11)
         Common stock, authorized
               250,000,000 shares; par value
               $.001 per share; issued and outstanding
               130,051,613 and 130,051,613 shares for
               1997 and 1996, respectively              130,052        130,052
         Common stock subscribed                          3,090          3,090
         Additional paid-in capital                  11,423,736     11,423,736
         Accrued stock option compensation                    -              -
         Deficit accumulated during development
               stage                                (12,643,778)  (12,442,119)

         Total Stockholders' Deficiency              (1,086,900)     (885,241)
                                                     -----------   -----------
                                                    $     64,505  $    74,368
                                                     ===========   ===========


                   The accompanying' notes are an integral part of these consolidated financial statements.

             MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                      (A Development Stage'Company)
              Interim Consolidated Statements of Operations
                            (unaudited)

                                                               From the Date
                                                               of Inception
                                    For the Three Months       (Jan. 31, 1986)
                                       Ended March 31,         through
                                    1997          1996         March 31, 1997
                                    ----          ----         --------------
SALES                               $     -0-  $     -0-      $    133,349
COSTS AND EXPENSES:
      Costs of sales                      -0-        -0-           103,790
      Research and development
      expenses                            -0-        -0-         2,202,685
      General and administrative
      expenses                        194,579    238,509         9,279,113
      Compensation under stock
      options (Note 8)                    -0-        -0-           872,894
      Interest expense                  7,080      3,302           751,982
      Other (income) and expense, net     -0-        -0-           (16,018)

         Total Costs and Expenses     201,659    241,811        13,194,446

Net loss before extraordinary
  gain or minority interest         $(201,659)  (241,811)      (13,061,094)
Extraordinary gain on sale of
  investment in subsidiary (Note 1)         -          -           100,000
Net loss before minority interest           -          -       (12,961,097)
Minority interest in loss                   -          -            26,091
Prior period adjustment (Note 11)           -          -           291,228

Net loss                           $(201,,659)  $(241,811)    $(12,643,778)

Weighted average number of
  shares outstanding              130,051,613  120,123,359      81,135,000
Loss per share                          $0.00        $0.00          $(0.15)



                       The accompanying notes are an integral part of these consolidated financial statements.

              MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                       (A Development Stage Company)
     Interim Consolidated Statements of Changes in Stockholders' Equity From the Date of Inception (January 31, 1986) through March 31, 1997
                                 (unaudited)



                                                                                                             Deficit
                                                                                                           Accumulated
                                                                        Additional          Accrued          During
                                             Common Stock                 Paid-in         Stock Option     Development
MEDIZONE - DELAWARE                             Shares       Amount       Capital         Compensation        Stage
                                             ------------    ------     ---------         -------------    -----------

Initial capitalization of Medi-
     zone Delaware (no par value)
     Feb. 1986 ($10.21 per share)                 882        $ 9,001
     shares of Medizone (Delaware [no
     par value] issued for cash, March
     1986 ($22.58 per share)                       50          1,129
                                                 ----         ------
                                                  932        $10,130
MEDIZONE - NEVADA (formerly Madison              ====         ======
Funding, Inc.
Existing shares of Medizone Nevada
     (formerly Madison Funding, Inc.)
     (par value $.001 per share)           $5,500,000        $ 5,500    $139,998                           $    (310)
Exchange of 932 shares of Medi-
zone Delaware for shares of
Medizone Nevada resulting in a
reverse merger, March 1986                 37,500,000         10,130
Reallocation of paid-in capital
to par value due to recapitali-
zation as a result of reverse
merger                                                         27,370    (27,370)
                                            ----------        -------    -------                           ___________
Balance after reverse merger,
     March 1986 (par value $.001
     per share)                            43,000,000          43,000    112,628                                (310)
Shares issued for services,
     July 1986 ($.10 per share)                50,000              50      4,950
Shares issued for warrants, Aug.
 through Oct. 1986 ($.10/share)             7,814,600           7,815    773,645
Stock issuance cost in connection
with shares issued for warrants                                         (105,312)
Adjustment to accrued stock
option compensation                                                     $223,521
Net/(loss) for the year ended
December 31, 1986                          __________        __________ __________        __________         (795,758)

Balance, December 31, 1986                 50,864,600           $50,865   $785,911         $223,521         $(796,068)

(Continued on next page)



                             The accompanying notes are an integral part of these consolidated financial statements.

               MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                        (A Development Stage Company)
      Interim Consolidated Statements of Changes in Stockholders' Equity
     From the Date of Inception (January 31, 1986) through March 31, 1997
                                  (unaudited)

                                                                                                           Deficit
                                                                                                       Accumulated
                                                                 Additional            Accrued             During
                                     Common Stock                  Paid-in          Stock Option        Development
                                        Shares        Amount       Capital          Compensation            Stage
                                        ------        ------      ---------         ------------        -----------

Balance, December 31, 1986            50,864,600      $50,865      $785,911          $223,521           $( 796,068)

Shares issued for warrants,
Jan. 1987 ($.10 per share)                 2,600            2           257
Shares issued for patent, March
 1987 ($.69275 per share)              1,000,000        1,000       692,750
Shares issued for cash, June
 1987 (from $.10 to $.25/share)          950,000          950       149,050
Shares issued for services, June
and July 1987 (from $.10 to
 S.25 per share)                         203,167          203        24,314
Stock option compensation expense
relating to option exercised
 in August 1987                                                                       388,551
Option exercised, August 1987
 ($.001 per share)                      250,000           250       437,250          (437,250)
Adjustment to accrued stock
option compensation                                                                   510,527
Net/(loss) for the year ended
December 31, 1987                       __________   ________      __________        __________        (2,749,400)

Balance, December 31, 1987               53,270,367    53,270     2,089,532           685,349          (3,545,468)

Options exercised, Jan. 1988
 ($.001 per share)                          200,000       200        99,800           (99,800)
Shares issued for cash, Sept.
 1988 ($.0833 per share)                  1,000,000     1,000        79,000
Shares issued for services
 (from $.10 to $.25/share)                   35,000        35         7,965
Adjustment to accrued stock
option compensation                                                                  (584,599)
Issuance of shares by subsidiaries                                  174,126
Net/(loss) for the year ended
December 31, 1988                         __________  ________     __________        __________          (714,347)

Balance, December 31, 1988                54,505,367  $54,505    $2,450,423              $ 950        $(4,259,815)

(Continued on next page)


                     The accompanying notes are an integral part of these consolidated financial statements.

          MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                   (A Development Stage Company)
      Interim Consolidated Statements of Changes in Stockholders' Equity From the Date of Inception (January 31, 1986) through March 31, 1997
                                  (unaudited)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                             Additional          Accrued               During
                                            Common Stock                       Paid-in         Stock Option          Development
                                               Shares          Amount          Capital         Compensation             Stage
                                            ------------       ------        ----------        ------------

Balance, December 31, 1988                   54,505,367           $54,505       $2,450,423     $     950            $(4,259,815)
Shares issued for services
 (from $.10 to $.19/share)                      261,889               262           46,363
Shares issued for cash (from
$.03 to $.10 per share)                       5,790,000             5,790          285,710
Shares issued for notes and
     accrued liabilities (from
     $.06 to $.24 per share)                  4,749,532             4,750          578,978
     Options exercised ($.001
per share)                                                        375,000              375        59,125               (59 125)
Adjustment to accrued stock
 option compensation                                                                              58,175
Net/(loss) for the year ended
 December 31, 1989                          ____________       ___________       __________     _________             (862,051)

Balance, December 31, 1989                   65,681,788            65,682        3,420,599            -0-           (5,121,866)
Shares issued for services
 ($.10 per share)                               880,000               880           87,120
Shares issued for cash (from
 $.03 to $.05 per share)                      4,250,000             4,250          175,250
Shares issued for notes and
accrued liabilities (from
 $.055 to $.10 per share)                     2,422,727             2,423          137,577
Adjustment to accrued stock
option compensation                                                                                6,000
Issuance of shares by
subsidiaries                                                                       100,000
7~et/(loss) for the year
ended December 31, 1990                      ----------           -------       ----------       --------             (606,309)

Balance, December 31, 1990                   73,234,515           $73,235       $3,920,546       $ 6,000           $(5,728,175)

(Continued on next page)



                The accompanying notes are an integral part of these consolidated financial statements.

             MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                      (A Development Stage Company)
      Interim Consolidated Statements of Changes in Stockholders' Equity From the Date of Inception (January 31, 1986) through March 31, 1997
                                  (unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                        Additional                Accrued              During
                                   Common Stock                           Paid-in              Stock Option          Development
                                      Shares             Amount           Capital              Compensation             Stage
                                      ------             ------           -------              ------------          -----------

Balance, December 31, 1990        73,234,515           $73,235       $3,920,546               $ 6,000            $(5,728,175)

Shares issued for services
 (from $.15 to $.20/share)           425,000               425           72,075
Shares issued for cash (from
 $.036 to $.20 per share)          4,366,667             4,366          305,634
Adjustment to accrued stock
option compensation                                                                           324,800
Options exercised (from $.22
 to $.93 per share)                  450,000               450          204,050              (204,050)
Sale of subsidiary's stock                                                                      5,000
Net/(loss) for the year ended
December 31, 1991                ____________       ___________       __________            __________             (1,220,152)

Balance, December 31, 1991         78,476,182            78,476        4,507,305               126,750             (6,948,327)

Shares issued for services
 ($.20 per share)                      51,500               152           30,148
Shares issued for accrued
 liabilities ($.15/share)             250,000               250           37,250
Shares issued for cash ($.15
 to $.20 per share)                 2,702,335             2,702          427,648
Shares issued in settlement
of advances from and amounts
due to stockholder ($.10
per share)                         13,118,619            13,119          800,248
Options exercised ($.50
per share)                            250,000               250          124,750              (124,750)
Adjustment to accrued stock
option compensation                                                                             (2,000)
Sale of subsidiary's stock                                                81,100
Net/(loss) for the year ended
December 31, 1992                                                                                                    (649,941)
                                  ____________       ___________        _________           ___________            ___________
     Balance, December 31, 1992     94,948,636           $94,949       $6,008,449                     -            $(7,598,268)

(Continued on next page)


         The accompanying notes are an integral part of these consolidated financial statements.

              MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                       (A Development Stage Company)
     Interim Consolidated Statements of Changes in Stockholders' Equity From the Date of Inception (January 31, 1986) through March 31, 1997
                                  (unaudited)

                                                                                                                        Deficit
                                                                                                                     Accumulated
                                                                                         Additional       Accrued       During
                                       Common Stock                                        Paid-in     Stock Option  Development
                                          Shares             Amount      Subscribed        Capital     Compensation     Stage

Balance, December 31,
1992                                     94,948,636           $94,949                    $6,008,449                -   $(7,598,268)
Cancelled shares
previously issued
in settlement of
advances from and
amounts due to
stockholder
($.062/share)                           (13,118,619)          (13,119)                      (800,248)
Shares issued for
services (from
 $.10 to $.46/sh.)                        5,347,219             5,347                        542,859
Shares issued for
cash (from $.15
to $.20/share)                            1,471,666             1,472                        269,528
Shares subscribed                                                           $2,619           259,296
Net/(loss) for the
year ended Decem-
ber 31, 1993                             ----------           -------       ------        ---------                    ----------

Balance, Decem-
ber 31, 1993                             88,648,902            88,649        2,619        6,279,884                    (9,196,610)

Shares issued for
services ($.10
per share)                                1,431,590             1,431                       141,727
Shares subscribed
($.10 per share)                                                             9,552          945,682
Shares subscribed
for cancellation
of indebtedness
($.10 per share)                                                               417           41,234
Shares subscribed
for cancellation
of indebtedness to
former management
($.18 per share)                                                            11,250        2,022,379

(Continued on next page)


         The accompanying notes are an integral part of these consolidated financial statements.

              MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                    (A Development Stage Company)
   Interim Consolidated Statements of Changes in Stockholders' Equity From the Date of Inception (January 31, 1986) through March 31, 1997
                               (unaudited)

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                             Additional       Accrued      During
                                       Common Stock                                            Paid-in     Stock Option  Development
                                          Shares             Amount           Subscribed       Capital     Compensation     Stage
Issuance of sub-
scribed stock                            10,384,900           $10,385            $(10,385)
Issuance of shares
to certain prior
purchasers of com-
mon stock in recog-
nition of disparity
in purchase price in
contemporaneous
offering                                  1,125,834             1,126                        $ (1,126)
Prior period
adjustment                                                                                                                $ 219,422
Net loss for the
year ended Decem-
ber 31, 1994                                                                                                             (1,126,315)

Balance, Decem-
ber 31, 1994                            101,591,226           101,591              13,453    9,429,780          -       (10,103,503)

Redeemable shares
converted to
common stock                                200,000               200                           39,800
Shares issued for
services ($.10/sh)                        2,050,000             2,050                          202,950
issuance of sub-
scribed stock                            17,524,860            17,524             (17,524)
Cancelled shares pre-
viously issued to
former management                        (1,242,727)           (1,242)                         (70,563)
Shares subscribed
 ($.10 per share)                                                                   9,118      902,707
Prior period
adjustment                                                                                                                  71,806
Sales of subsidi-
ary's stock                                                                                     50,000
Net/(loss) for the
year ended Decem-
ber 31, 1995                                                                                                            (1,081,027)
Balance, Decem-
ber 31, 1995                            120,123,359          $120,123              $5,047  $10,554,674           -    $(11,112,724)


                 The accompanying notes are an integral part of these consolidated financial statements.

               MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                        (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
      From the Date of Inception (January 31, 1986) through March 31, 1997
                                   (unaudited)

                                                                                                             Deficit
                                                                                                          Accumulated
                                                                                             Additional      Accrued       During
                                              Common Stock                                     Paid-in    Stock Option   Development
                                          Shares             Amount           Subscribed       Capital    Compensation      Stage

Shares issued for
cash ($.10 per
share)   100,000                                100                                 9,900

Shares issued for
services
($.10/share)                              1,415,875             1,416                           140,171

Issuance of sub-
 scribed stock                            8,412,379             8,413              (8,413)

     Shares subscribed
     ($.10 per share)                                                               6,456       718,991

     Net (loss) for the
     year ended Decem-
     ber 31, 1996                                                                                                       $(1,329,395)

Balance, Decem-
ber 31, 1996                            130,051,613          $130,052              $3,090   $11,423,736       -        $(12,442,119)

Net (loss) for
the quarter
ended
March 31, 1997                                                                                                             (201,659)

Balance March 31,
     1997                               130,051,613          $130,052              $3,090  $11,423,736        -        $(12,643,778)
                                        ===========          ========              ======   ===========       ======    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    From the Date
                                                                                                    of Inception
                                                          For the Three Months                     (Jan. 31, 1986)
                                                             Ended March 31,                           through
                                                        1997               1996                    March 31, 1997

     OPERATING ACTIVITIES

     Net loss                                             (201,659)              (241,811)         ($12,643,778)
     Prior period adjustment                                     _
     Adjustments to reconcile net
     loss to net cash used in
     operating activities:
     Issuance of stock for services                              -                      -             1,312,893
     Stock subscription for services                             -                      -                13,380
     Compensation - stock options                                -                      -               924,975
     Write-off of license agreement                              -                                            2
     Write-off of patent                                         -                      -               693,750
     Depreciation and amortization                             778                    282                21,862
     Minority interest in loss                                   -                      -               (26,091)
     Changes in assets and liabilities:
     Current and other assets                                5,506                  2,444               (50,217)
     Accounts payable                                      106,667                (16,496)              768,741
     Accrued liabilities                                    72,728                (12,930)              300,922

     Net Cash Used in Operating
     Activities                                            (15,980)              (268,511)           (8,683,561)

     INVESTMENT ACTIVITIES
     Additions to organization costs                             -                      -                (8,904)
     Additions to fixed assets                                   -                 (3,004)              (21,247)
     Additions to deposits                                       -                 (6,745)               (5,998)

Net Cash Used in Investment
Activities                                                       -                 (9,749)              (36,149)
FINANCING ACTIVITIES
     Issuance of stock for cash                                  -                      -             1,877,977
     Stock issuance cost                                         -                      -              (105,312)
     Exercise of warrants                                        -                      -               781,719
     Exercise of stock options                                   -                      -                 1,525
     Sale of stock of subsidiary                                 -                      -               421,847
     Proceeds of long-term debt                                  -                      -               191,657
     Proceeds of notes payable                                   -                 47,000               283,665
     Payment of notes payable                                    -                      -              (189,150)
     Redeemable common stock                                     -                      -                40,000
     Increase in minority interest                               -                      -                14,470
     Common stock subscribed                                     -                220,282             4,804,515
     Increase in notes and loans payable                    11,800                      -               596,196
Cash Provided by Financing Activities                       11,800                267,282             8,719,109

                  The accompanying notes are an integral part of these consolidated financial statements.

                               Page 13 of 33 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    From the Date
                                                                                                    of Inception
                                                          For the Three Months                     (Jan. 31, 1986)
                                                             Ended March 31,                           through
                                                        1997               1996                    March 31, 1997

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                      $ (4,180)              $(10,978)               $ (601)
Cash and cash equivalents,
beginning of period                                          3,579                 (1,760)                    _

     Cash and cash equivalents,
     end of period                                          $ (601)              $(12,378)               $ (601)
                                                            ======               ========                ======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

     Cash paid for interest                                      -                      -          $     26,483

SUPPLEMENTAL SCHEDULE OF
NONCASH ACTIVITIES

Conversion of notes payable to stock                             -                      -           $ 2,091,980
Conversion of long-term debt to stock                            -                      -               191,658
Conversion of accrued liabilities
     to stock                                                    -                      -               258,689
Conversion of accounts payable
     to stock                                                    _                      -                 4,285
Conversion of due to stockholders
     to stock                                                    -                      -             1,103,263
Issuance of stock for license
     agreement                                                   -                      -                     2
Issuance of stock for patent                                     -                      -               693,750
Cancellation of stock for reinstate-
     ment of due to stockholders                                 -                      -               813,367
Conversion of redeemable common stock
     to common stock                                             _                      -                40,000


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   NATURE OF THE BUSINESS


Background
----------

Medizone International, Inc., a Delaware corporation (Medizone-Delaware) was formed on January 31, 1986. Medizone International, Inc. (the Company) was organized under the laws of the State of Nevada on August 27, 1984 as Madison Funding, Inc. (Madison) for the purposes of investing in, acquiring, operating and disposing of businesses or assets of any nature. On March 26, 1986, control of Madison was acquired by the stockholders of Medizone-Delaware, and Madison changed its name to Medizone International, Inc. The substance of this transaction was the acquisition of the net monetary assets of Madison in exchange for the equity of Medizone-Delaware. As a result of this transaction, the stockholders of Medizone-Delaware acquired 87.2% of Madison. Therefore, the transaction was accounted for as a pooling of interests.

On November 18, 1987, Medizone Canada Ltd. (MedCan) was incorporated under the laws of the Province of British Columbia with authorized capital of 25,000,000 common shares without par value. Shortly thereafter, MedCan entered into a license agreement with the Company wherein the Company transferred to MedCan the licenses and rights necessary to permit MedCan to hold substantially the same rights with respect to the medical applications of ozone in Canada as the Company does in the United States. As consideration for the transfer, the Company received 3,000,000 shares of MedCan and, in addition, purchased 1 share for the sum of $1.00. Under a separate agreement among the Company, MedCan and Australian Gold Mines Corporation (AGMC), (which later changed its name to International Blue Sun Resource Corporation), a company incorporated under the laws of the Province of British Columbia, AGMC purchased 130,000 shares of MedCan for (U.S.) $100,000. On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments, a Utah corporation (KPC). Following this transaction, the Company owned 25,029,921 shares of KPC, representing 72% of the outstanding shares. KPC then changed its named to Medizone Canada, Ltd. (MCL). MedCan acquired all of the assets of KPC, consisting solely of cash in the amount of approximately $89,000. KPC and its subsidiary MedCan are hereinafter referred to as MCL.

Formation of Joint Venture Subsidiary
-------------------------------------

On June 22, 1995, Medizone International, Inc. entered into a series of contracts (collectively the "Transaction Documents") which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited ("MNZ"). MNZ, a privately held corporation equally owned by the Company and Solwin Investments Limited ("Solwin"), a New Zealand corporation, was organized on June 22, 1995, and is a research and development stage company whose objective is to obtain regulatory approval for the distribution of the Company's patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.

Pursuant to the Transaction Documents, the Company purchased one hundred percent of MNZ from Richard G. Soloman ("Solomon"), a New Zealand citizen, who became a director of the Company in January, 1996 and who caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold fifty percent of MNZ to Solwin, a corporation owned by Solomon, for U.S. $150,000, of which $50,000 was thereupon loaned by the Company to MNZ on a demand basis. The Directors of MNZ are Solomon and Milton Adair, the Company's President and Chief Executive Officer.

Contemporaneous with the creation of the above share structure, the Company and MNZ entered into a Licensing Agreement (the "Licensing Agreement") and a Managing Agent Agreement (the "Managing Agent Agreement) with MNZ.

Pursuant to the Licensing Agreement, the Company granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for the patents in New
Zealand and to use its best effort to exploit the rights granted in the agreement. The License Agreement shall terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010. The Company is to receive a guaranteed minimum royalty (the "Guaranteed Minimum Royalty") in an amount

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

1.   NATURE OF THE BUSINESS (continued)-

Formation of Joint Venture Subsidiary (continued)

to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of the Company's proprietary technology have been obtained in New Zealand. If the Company and MNZ are unable to agree upon the amount of the Guaranteed Minimum Royalty, the Company may terminate the license on thirty days' notice. Commencing on the first sale to a user by MNZ, the Company shall receive a sales royalty in an amount equal to ten percent of MNZ's gross annual sales under the License Agreement.

Pursuant to the Managing Agent Agreement, MNZ will act as the Company's agent in the finding of other licensees of the Company's patents and trademark in the following countries: Autralasia (including Australia and New Zealand), the South Pacific Islands and South East Asia (including the Philippines, Indonesia and Vietnam). Licensing fees obtained as a result of the Managing Agent Agreement shall be divided between the Company and MNZ on a sliding scale as set forth below: Medizone

                                                      Medizone                                      New Zealand
                                               International, Inc.                                  Limited

Initial license                                         50%                                            50%

Subsequent license
fees up to $500,000                                     50%                                            50%

Subsequent license fees
between $500,000 and $750,000                           75%                                            25%

Subsequent license fees in
excess of $750,000                                      85%                                            15%


MNZ and the Company will also divide any net royalties paid to the Company pursuant to any license obtained pursuant to the Managing Agent Agreement, with MNZ being paid 10% of the net royalties and the Company receiving 90% of the net royalties.

The Managing Agent Agreement shall expire on the termination or expiration of the last of the licenses obtained pursuant thereto, subject to earlier termination by the Company upon an occurrence of certain events.

Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

Business Activities
-------------------

The Company's objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone-generating equipment and related products for medical applications.

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================


1.   NATURE OF THE BUSINESS (continued)-

Business Activities (continued)
-------------------

By letter agreement with the Italian Scientific Society for Oxygen-Ozone Therapy (ISSOT) in Bergamo, Italy, dated March 23, 1993, the Company entered into a collaborative arrangement to research and examine the efficacy of ozone therapy and the Company's technology in the treatment of various blood-related human diseases. The research is to be conducted by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry of Health.

On May 16, 1994, the Company announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of Joseph S. Latino's employment with the Company, the Company's inquiry into the conduct of its operations during Dr. Latino's tenure as its Chairman, President and Chief of Research disclosed that human clinical trials of the Company's ozone therapy on patients infected with either Acquired Immunodeficiency Syndrome (AIDS) or Hepatitis B (chronic active) has not been authorized by Naples or commenced at that institution. The Company also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I human clinical trials or to have these requirements waived. The Company has never performed a large animal study or Phase I human clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans.

The Company has held discussions with an Italian Contract Research Organization (the "ICRO") with a view to having the ICRO act as an intermediary on behalf the Company with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of the Company's ozone technology on humans in lieu of having the Company perform a large animal study and possibly even a Phase I human clinical trials. The ICRO would also design a research program and protocols for human clinical trials which would meet the standards of the European Union ("EU") and Food and Drug Administration ("FDA"), monitor the clinical terms and collect and prepare analyses of the data produced by the trials. The Company will not be able to enter into a formal contract with the ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, the Company will be required to perform its own Phase I human clinical trials and possibly a large animal study. In late 1997, the Company entered into discussions with Italian and Belgium clinicians with regard to them performing Phase I human clinical trials. However, assuming the Italian Ministry of Health did not grant the Company's request for waiver, no formal agreements with these clinicians would be signed and the studies would not begin until the Company obtains additional funding. The Company estimates that it would require an infusion of approximately $1.5 million to advance the above-described research initiatives through the completion of a Phase III human clinical trials and submission of the data for approval to the Italian Ministry of Health.

  2.  CHANGES IN  MANAGEMENT  CONTROL AND  LITIGATION  AGAINST  FORMER
      MANAGEMENT

Changes in Control
------------------

In November 1992, four directors resigned from the Board of Directors. Two of the outgoing directors, who were the founding shareholders of the company, were also the Company's sole officers (former management or former officers and directors), and they resigned from these management positions as well. Three new directors were elected by the outgoing directors and three new officers (new management) were then appointed on an interim basis, to serve until the formal election of directors and appointment of officers at the next annual meeting of shareholders. Page 17 of 31

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

2.   CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER
     MANAGEMENT

Changes in Control (continued)
------------------

On July 7, 1996, at the Company's annual meeting, Joseph S. Latino, George Handel, Kenneth Gropper, John D. Pealer and Richard G. Solomon were elected to the Company's Board of Directors. On July 31, 1996, Lawrence I. Sosnow and Howard L. Feinsand were appointed to the Company's Board of Directors. Mr. Sosnow and Mr. Feinsand resigned as directors on October 1, 1996 and March 26, 1997, respectively. Richard G. Solomon resigned as a director on February 27, 1997.

On May 14, 1997, the Company's Board of Directors terminated the employment of Joseph L. Latino ("Latino") as the Company's President and Chairman after the discovery of a pattern of unaccounted for expenditures of the Company's funds. The Company is investigating the purposes, nature and extent of such expenditures. Dr. Latino remained a director of the Company until he resigned in August 1997. George Handel ("Handel") was named President and Chairman and served as such until May 19, 1997 when Kenneth Gropper ("Gropper") assumed these positions.

Contemporaneously with the above events, the Company was notified that The Sand Dollar Solution, a California limited partnership ("Sand Dollar"), whose general partner is Edwin G. Marshall ("Marshall"), was soliciting shareholder proxies to vote for Marshall, Milton G. Adair ("Adair"), Gerard V. Sunnen, M.D. ("Sunnen") and William M. Hitt, Ph.D., M.D. ("Hitt") as directors.

On June 12, 1997, the Company's Board of Directors appointed Marshall, Adair, Sunnen and Hitt to the Company's Board of Directors, with Marshall being named Chairman. Contemporaneously thereto, John Pealer ("Pealer") resigned as a director, and Gropper resigned as President. George Handel resigned from the Board effective June 13, 1997. The Board thereupon made the following appointments to the following positions:

President and Chief
Executive Officer           Milton G. Adair
Chief Operating Officer     Kenneth Gropper
Secretary Gerard            V. Sunnen,  M.D,

On November 5, 1997, the Board eliminated the position of Chief Operating Officer. Gropper remains as a Director of the Company.

Litigation Against Former Management
------------------------------------

In November 1992, a derivative action was filed in the U.S. District Court for the District of New Jersey by two shareholders of the Company against two of its former officers and directors. The Company was named as a nominal defendant in the action but in January 1993, the Company substituted itself as a real party plaintiff. The Company filed an amended complaint seeking damages and equitable remedies and alleging, among other things, that the former officers and directors defrauded the Company, breached fiduciary duties owed to the shareholders, and committed violations of federal securities laws.

In November 1993, the defendants replied to the counterclaims asserted by the Company. The reply contained additional counterclaims seeking monetary and injunctive relief under various provisions of the federal securities laws and the common law. The defendants also asserted a derivative counterclaim on behalf of the Company against certain current and former directors based upon alleged breaches of a written agreement between the defendants and the Company's board of directors. Although the claims originally asserted by the defendants in the New York action sought only declaratory relief, the newly asserted claims sought damages in excess of $2.0 million.

            MEDIZONE  INTERNATIONAL,   INC.  AND SUBSIDIARIES
                      (A  Development  Stage Company)
        NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS  (Continued)
================================================================================

2. CHANGES IN MANAGEMENT  CONTROL AND LITIGATION AGAINST
   FORMER MANAGEMENT  (Continued)-

Litigation Against Former Management
------------------------------------

On May 18, 1994, the parties reached agreement in principle to settle all their litigation. On September 27, 1994, the parties stipulated to discontinue the action pending the finalization of the settlement. On December 28, 1994, the written settlement agreement was signed. The settlement agreement provides (I) that Messrs. McGrath and Watrous will not challenge the validity of the Company's Board of Directors resolution to rescind approximately 13,000,000 shares of the Company's stock previously issued to Mr. McGrath and approximately 1,200,000 shares previously issued to Mr. Watrous and to reinstate the Company's debt to Messrs. McGrath and Watrous that had been retired by the issuance of those shares; and (ii) for the Company to acknowledge the validity of $2,033,628 of debt to Messrs. McGrath and Watrous. In connection with the settlement, Mr. McGrath assigned his portion of the above mentioned debt to Mr. Watrous, which was thereupon satisfied by the Company's issuance to Mr. Watrous of 11,250,000 shares of the Company's common stock restricted under the Securities Act of 1933.

3. GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the FDA and/or the EU for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization and to fund additional losses which the Company expects to incur over the next several years

Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing Medizone (the drug) or the Medizone Technology in the United States until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit a New Drug Application ("NDA") for review by the FDA and provide medical and scientific evidence sufficient to demonstrate that Medizone (the drug) and the Medizone Technology has been successfully used in pre-clinical studies followed by three phases of well-controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.

In order to initiate the first phase (i.e., Phase I) of human clinical trials required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical trials can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Company by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be re- opened. Until an NDA has been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

Because ozone has been used to treat humans in Europe for at least 30 years, the EU is more accepting of human clinical trials of ozone therapies being conducted than is the United States. Accordingly, Management believes that the Company should pursue the option of conducting human clinical trials in Europe, using stringent protocols that will meet EU standards, with a view to utilizing the results of such a trial in an effort to obtain EU approval, to market the product in Europe and to re-open the Company's FDA file.

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

3. GOING CONCERN (continued)-

The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

4. SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company MCL, a
66.6%  owned   subsidiary,   and   Medizone-Delaware   (an  inactive   company).
Intercompany transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with a maturity at the time of purchase of less than three months to be cash equivalents.

Fixed Assets
------------

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over five years for office equipment and ten years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

Other Assets - Organization Costs
---------------------------------

Organization costs were deferred and amortized over a 60-month period on a straight-line basis.

Loss per Share
--------------

The computation of primary loss per share of common stock is based on the weighted average number of shares outstanding during the period.

Stock-Based  Compensation
-------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected to comply with the disclosure requirements set forth in the Statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied. (See Note 8.)

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

               MEDIZONE  INTERNATIONAL,  INC. AND  SUBSIDIARIES
                         (A Development  Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

5. OTHER ASSETS

Patent
------

In March 1987, the Company acquired a patent from Immunologics Limited Partnership in exchange for 1,000,000 shares of the Company's common stock. In 1988, Immunologics purchased for $25,000, 5,000,000 shares of the Company's common stock from the former Chairman and Chief Executive Officer of the Company.

The patent covers a procedure for "ozone decontamination of blood and blood products" through the treatment of stored blood and blood components. The Board of Directors assigned a value of approximately $700,000 to the patent based upon the fair market value of the stock on the date of acquisition together with related legal costs. The Company charged the cost of the patent to research and development expense at acquisition because the technologies covered by the patent have not been approved by the FDA. Additionally, the Company agreed to pay the seller a royalty fee equal to 3% of the net receipts received by the Company in connection with the sale of any product, device or apparatus which embodies the patent. The Company's management considers the acquisition and retention of the patent to be material in its development and prospects. In 1992, the General Partner of Immunologics became chairman of the Company's Board of Directors and subsequently resigned from the Company's Board of Directors in September 1993.

License Agreement
-----------------

On February 4, 1986, Medizone, in exchange for shares of its common stock, acquired from a principal stockholder his interest in a license agreement covering the distribution of ozone-generating equipment. The license agreement was carried at $1.00 through December 31, 1991; as that was the stockholder's basis, and was written off as of December 31, 1992.

6.  COMMITMENTS  AND  CONTINGENCIES  (See also Notes 7 and 10)

On May 14. 1997, the employment contract of the Company's former President and Chief Operating Executive Officer was terminated for cause. The Company hired a new President and Vice President of Operations (who is not a corporate officer) at annual salaries of $200,000 and $65,000 respectively, The Company does not have a written employment agreement with its President or Vice President of Operations. The employment contract of the Company's Vice President, Treasurer and Chief Financial Officer for an annual salary of $72,000 plus expenses has remained unchanged.

In 1996 and 1995, the Company had employment contracts with two officers. The former President and Chief Operating Officer was paid $180,000 annually and was reimbursed monthly for expenses related to a leased automobile. The Vice President, Treasurer and Chief Financial Officer is paid $72,000 annually, plus expenses

The Company retains an investor relations firm to act as the Company's liaison with the brokerage community. The agreement is for a period of one year, but may be extended by the parties for additional one year periods. It receives a monthly payment of $2,000, plus expenses. As additional compensation in 1996, it received 250,000 shares of the Company's common stock, restricted under the federal securities laws.

In 1994, the Company had consulting relations with two officers. The President and Chief Operating Officer was paid $72,000 annually and was reimbursed monthly for expenses related to a leased automobile. The Vice President, Treasurer and Chief Financial Officer was paid $36,000 annually.

From November 17, 1992 through December 31, 1994 the Company maintained a consulting relationship with the Company's Vice President, who is also Treasurer and Chief Financial Officer, whereby the Company was billed in connection with accounting services provided by a private company owned by the Company's Vice President.

For the year ended December 31, 1996, the Company leased from an unaffiliated party, office space in New York City under a two-year lease expiring on February 28, 1998, at an annual rental of approximately $21,000. The Company terminated this lease in June 1997 and paid $4,599 to the landlord in settlement of any claim for unpaid rent under the lease. On September 23, 1997, the Company entered into a three-year lease with an unaffiliated third party for its present offices in Salt Lake City at an annual rent of approximately $23,000. The office is used for executive offices and administrative purposes. Future minimum rental commitments pursuant to this lease are as follows:

                MEDIZONE INTERNATIONAL, INC.AND SUBSIDIARIES
                         (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

6.  COMMITMENTS AND CONTINGENCIES (See also Notes 7 and 10)(continued)-

Year Ended
December 31,                   Amount
-----------                    ------
   1997                        $ 5,746
   1998                         23,214
   1999                         24,144
   2000                         18,649

  Total                        $71,753
                                ======

During 1992, a financial consulting entity agreed to raise equity financing for Medizone. An agreement was executed requiring the Company to tender $50,000 to a third party whose obligation was to hold the funds in escrow pending completion of the financing; however, these sums were not tendered at that time. In the event of completion of the financing, the $50,000 would be released from escrow to the consultant to defray legal fees of the consultant. In the event the financing failed to be completed, the funds were to be returned to the Company. In a separate transaction during 1992, the Company sold 250,000 shares of common stock to five investors for $50,000, and caused the proceeds to be paid directly to the third party in the pending financing transaction. Medizone acknowledged constructive receipt of the funds by executing stock purchase agreements and the 250,000 shares were subsequently issued in 1993. Since the financing was not completed and the funds were not returned to the Company, the $50,000 has been expensed in the Company's financial statements.

On or about June 6, 1994, Maureen Abato, the Company's former outside counsel, filed suit in the Supreme Court of the State of New York, County of New York entitled Abato V. Medizone International, Inc., Medizone Canada, Ltd. and Joseph
S. Latino. The complaint contains thirteen causes of action. Three of the causes of action are for breach of contract, account stated and quantum meruit for recovery of unpaid legal fees allegedly due plaintiff by the Company in the amount of $67,864. The remaining claims are for fraud, wrongful termination, sexual discrimination, defamation, tortious interference with contract and intentional infliction of emotional distress. With respect to each of these causes of action, plaintiff seeks unspecified compensatory damages and punitive damages of not less than $1 million.

On October 24, 1994, the Company and the other defendants moved for partial summary judgment dismissing all of plaintiff's claims except her legal fee claim based on quantum meruit. By decision and order dated February 14, 1995, the Court dismissed all of the plaintiff's claims except for breach of contract and for an account stated; however, the court limited plaintiff's claim to her actual damages and dismissed her claim for punitive damages on these counts. In addition, the court dismissed these claims in their entirety as against Medizone Canada, Ltd. and Dr. Latino.

A Stipulation of Settlement was executed by the parties, dated October 30, 1995, whereby the Company agreed to pay $61,000 in full settlement of all remaining claims, to be paid as follows:

     November 15, 1995       20,000
     December 15, 1995        5,000
     January 15, 1996         5,000
     February 15, 1996        5,000
     March 15, 1996           5,000
     April 15, 1996           5,000
     May 15, 1996             5,000
     June 15, 1996            5,000
     July 15, 1996            6,000

     Total                 $ 61,000

As of the date of this report,  all payments have been made in full.

On November 10, 1995, the plaintiff executed a release against Medizone International, Inc., Medizone Canada Ltd. and Joseph S. Latino.

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

7. ISSUANCE OF COMMON STOCK AND WARRANTS

At December 31, 1996, there were 41,639,323 shares and 88,412,290 shares of restricted and unrestricted common stock outstanding respectively.

Unless otherwise stated, all transactions shown below were with unrelated parties and the securities issued were restricted.

Madison initially issued 1,500,000 shares in a private transaction for proceeds of $3,000.

In May 1985, Madison sold in a public offering, 4,000,000 shares of common stock and 8,000,000 warrants to purchase a common stock at $0.10 per share. The proceeds from the offering to Madison were $200,000. The costs of the offering were offset against paid-in capital.

On March 26, 1986, Madison issued 37,500,000 shares of common stock, representing 87.2% of the then outstanding shares, to the stockholders of Medizone, including two officers and directors, in exchange for all of the shares of Medizone. The costs of the transactions were offset against paid-in capital.

In July 1986, the Company issued 50,000 shares of common stock to individuals for services rendered.

During the period from August 1986 through October 31, 1986, the final expiration date for exercise, warrants to purchase 7,814,600 shares together with cash totaling $781,460 were received by the Company which then issued
7,814,600 shares of new common stock. In January 1987, an additional 2,600 shares were issued in exchange for warrants and cash of $259.

In March 1987, the Company issued 1,000,000 shares of common stock in exchange for a patent (see Note 5).

In June 1987, the Company issued 950,000 shares to individuals in private transactions for aggregate proceeds of $150,000.

During the period from June 1987 through July 1987, the Company issued 203,167 shares of common stock to various vendors and individuals for services rendered in 1986 and 1987.

On August 26, 1987, an officer of the Company exercised options to purchase 250,000 shares of common stock. In January 1988, two holders exercised their options and acquired an aggregate of 200,000 shares of common stock. On September 26, 1988, the Company sold, in a private placement, 1,000,000 shares of common stock at $0.08 per share to an individual.

During 1988, the Company issued a total of 35,000 shares of common stock for services.

During 1989, the Company issued 261,889 shares of common stock to various vendors and individuals for services rendered in 1988 and 1989.

During 1989, the Company issued 5,790,000 shares to individuals in private transactions for aggregate proceeds of $291,500.

Also during 1989, the Company satisfied obligations for notes payable to and accrued interest due to unrelated individuals totaling $377,539 by the issuance of 3,899,532 shares of common stock. The Company issued 250,000 shares of common stock to an officer and 600,000 shares of common stock to three advisors to the Company as additional compensation for work done for the Company. These issuances were ascribed values of $60,650 and $145,539, respectively, by the Company. Also during 1989, two holders exercised their options and acquired an aggregate of 375,000 shares of common stock.

During 1990, the following equity transactions occurred: The Company issued 4,250,000 shares to individuals in private transactions for aggregate proceeds of $179,500; the Company satisfied obligations totaling $125,000 to the former vice president, secretary and treasurer as well as director by issuing 2,272,727 shares of common stock at $0.55 per share; the Company satisfied an outstanding account payable to an unrelated individual totaling $15,000 by the issuance of 150,000 shares of common stock at $0.10 per share; and the Company issued to an employee and four other unrelated persons as compensation or payment a total of 880,000 shares of common stock to which it ascribed a value of $88,000.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

7. ISSUANCE OF COMMON STOCK AND WARRANTS (continued)-

During 1991, the following equity transactions occurred: The Company issued 4,366,667 shares to individuals in private transactions for aggregate proceeds of $310,000; the Company issued a total of 425,000 shares of common stock for services and accrued liabilities of which an aggregate of 100,000 shares were issued to two directors; and three holders exercised their options and acquired an aggregate of 450,000 shares of common stock.

During 1992, the following equity transactions occurred: The Company issued 2,702,335 shares to individuals in private transactions for aggregate proceeds of $430,350; the Company issued a total of 401,500 shares of common stock for services and accrued liabilities; holders exercised options and acquired an aggregate of 250,000 shares of common stock. Also, during 1992, 13,118,619 restricted shares of the Company's stock were issued pursuant to an approval by the Company's board of directors in December 1989 to the former president, chief executive officer and board chairman for the settlement of $813,367 of advances made to the Company.

During 1993, the following equity transactions occurred: The Company issued 1,471,666 shares to individuals in private transactions for aggregate proceeds of $271,000; the Company issued a total of 5,347,219 shares of common stock for services; the Company canceled the 13,118,619 shares of common stock issued in 1992 to the former president, chief executive officer and board chairman. As a result of this cancellation of shares, the debt that was removed from the Company books when the shares were issued, was restored. The restored debt was $813,367. Also, during 1993, a total of $261,915 was received in cash for 2,619,150 shares subscribed as a result of a private placement offering (Offering). The Offering commenced as of November 26, 1993, with a maximum of $700,000 to be raised in gross proceeds from the sale of up to 7,000,000 shares.

During 1994, the following equity transactions occurred: The Company issued a total of 1,431,590 shares of common stock for services; the Company issued a total of 1,125,834 shares of common stock to certain prior purchasers of common stock in recognition of disparity in purchase in contemporaneous Offering. Also during 1994, a total of $680,040 was received in cash for 6,800,499 shares subscribed as a result of the Offering. Subsequent to the Offering, an additional $316,860 was received in cash from foreign investors subscribing to 3,168,600 shares of common stock. On December 28, 1994, the Company settled a dispute regarding the validity of notes payable to former management in the amount of $2,033,628 (see Note 2) by agreeing to issue 11,250,000 common shares (recorded as shares subscribed) in satisfaction of the total amount of the debt.

Also in 1994, $40,000 of notes payable (a portion of loans totaling $60,000) together with interest, was satisfied by issuing 416,500 shares of common stock. (See Note 10.)

During 1995, the following equity transactions occurred: The Company issued a total of 2,050,000 shares of common stock for services. $911,825 was received from investors subscribing to 9,118,260 shares of common stock. Also, 7,524,860 common shares, previously recorded as shares subscribed, were issued, and 1,242,727 were retired in accordance with the settlement agreement with former management (see Note 2). Two hundred thousand of redeemable shares were converted into common stock. The Company sold shares of its New Zealand subsidiary for aggregate proceeds of $150,000.

During 1996, the Company received stock subscription agreements for the purchase of 7,254,470 shares of its common stock, together with proceeds totaling $725,447 from sales of its securities to non-United States investors, outside of the United States pursuant to Regulation S promulgated under the Securities Act of 1993 (the "Securities Act"). Approximately $635,447 of these proceeds were from the sale of the Company's common stock at a per share price of $.10 (including $37,500 for 375,000 shares from Richard G. Solomon, at the time a director of the Company). The remaining $90,000 were from the sale of 900,000 Units, each Unit consisting of one share of the Company's common stock, $.001 par value, at a per share price of $.10 to a director pursuant to the non-public offering exemption from registration under the Securities Act. In May 1996, the Company issued 600,000 shares of its common stock to employees and 250,000 shares of its common stock to its public relations consultant as additional compensation. The Company also issued 565,875 shares of its common stock to various consultants for services rendered. No equity transactions occurred during the first quarter of 1997.

8. STOCK OPTIONS

During 1986, the Company granted nonqualified options to a number of persons, consisting of an officer, employee and consultants to the Company, to purchase an aggregate of 1,150,000 shares of common stock of the Company at an initial exercise price of $.25 per share, the estimated fair value at the date of grant.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

8.   STOCK OPTIONS

During 1988, the Company granted a nonqualified option to a newly appointed member of the Board of Directors of the Company to purchase an aggregate of 150,000 shares of common stock of the Company at an exercise price of $.001 per share. The options were exercisable 50,000 shares on each of November 29, 1989, 1990 and 1991 and were to expire on November 29, 1994. This director exercised the option which became exercisable on November 29, 1989 and resigned on January 22, 1990.

During 1989, in consideration for services rendered over the prior three years, the Company granted to a member of it Scientific Advisory Board a nonqualified option to purchase 325,000 shares of common stock of the Company at an exercise price of $.001 per share. This option was exercised in 1989.

During 1990, in consideration for services rendered over the prior four years, the Company granted to a member of its Scientific Advisory Board a nonqualified option to purchase 150,000 shares of common stock of the Company at an initial exercise price of $.10 per share. This option was exercised in 1991.

All options were exercisable for a period of five years beginning one year from the date of grant. Compensation expense, measured as to the excess of the estimated fair value over the exercise price, was accrued over the service period. If, on the date of exercise, the estimated fair value of a share of the Company's common stock exceeded the exercise price, the exercise price was decreased by a like amount (but not below the par value of $.001). At the end of each fiscal period, total accrued compensation was recorded as the difference between the adjusted exercise price and the fair market value at the end of the period for all exercisable shares. The total accrued compensation was adjusted each year for changes in the fair market value of the Company's stock and for option exercises and cancellations.

The shares issued in connection with the exercise of the options were restricted shares to be held for investment purposes only.

In 1995, as part the their employment agreements, the Company's president and chief executive officer, and vice-president and chief financial officer and treasurer, were granted options to purchase an aggregate of 4,500,000 shares of the Company's common stock at an exercise price of $.20 per share, which vest fully on January 1, 1998 over the following vesting schedule; 33% on January 1, 1996, 33% on January 1, 1997, and 33% on January 1, 1998. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1995: risk-free interest rate of 6%, and expected lives of 3 years for the options.

The following is a summary of option transactions:

                                                             Weighted Average
Fixed Options                                       Shares    Exercise Price

Balance - January 1, 1995                              --         $--
Granted - Employees                                    --          --
Exercised                                              --          --
Forfeited                                              --          --
Balance - December 31, 1995                                        --
                                                                ----------
Granted - Employees                               4,500,000           .20
Exercised                                              --          --
Forfeited                                                          --
                                                                ----------
Balance - December 31, 1996                       4,500,000
                                                  =========
Exercisable at December 31, 1996                  1,500,000
                                                  =========
Weighted-average fair value of options
   granted during the year                        $   .16
                                                  =========

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================
8. STOCK OPTIONS (continued)

          The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                    Outstanding Options                           Exercisable Options

                                         Weighted                                                  Weighted
                                         Average            Weighted                               Average
Range of             Number              Remaining          Average          Number                Exercise
Exercisable          Outstanding         Contractual        Exercise         Exercisable at        Price
Prices               12/31/96            Life               Price            12/31/96

$.20                 4,500,00            3 years            $.20             1,500,000             $.20


If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standard No. 123, compensation cost in net loss for the year ended December 31, 1996 would have increased by $242,387, and the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                  1996
                                                                  ----
Net loss                      As reported                     $1,329,395
                                Pro forma                     $1,571,782
Net loss per share            As reported                          $(.01)
                                Pro forma                          $(.01)

9. MINORITY INTEREST

In June 1988, MCL issued 2,000,000 units consisting of one share of common stock and two warrants which allow the holder to purchase one share of common stock per warrant. The warrants are exercisable at $.125 per share. The net proceeds of this offering were $84,024. The warrants were originally scheduled to expire on December 31, 1992 but were extended to December 31, 1995. In 1988, MCL issued 1,938,000 shares of common stock at $.005 per share to a consultant for services rendered. Following these transactions, the Company's ownership of MCL was 72.2%.

In 1990, MCL issued 983,333 shares of common stock at prices ranging from $.05 to $.075 in private offerings to two individuals unrelated to MCL for proceeds of $57,400. MCL also issued 850,000 shares to five individuals, 550,000 shares to the three directors of MCL, 50,000 shares to an employee, and 250,000 shares to a consultant for services rendered to which MCL assigned the value of $.05 per share for an aggregate of $42,500. Following these transactions, the Company's ownership of MCL was 68,6%. These transactions had previously been incorrectly reported as minority interest. Minority interest should not have been recorded on the balance sheet because of the magnitude of the stockholders' deficiency of these stockholders. Accordingly, amounts previously stated as minority interest have been restated to additional paid-in capital.

10.   NOTES PAYABLE

Short-term debt at December 31, 1996 and March 31, 1997 consisted of the following:

                                                                                      Dec. 31   March 31
                                                                                       1996        1997
                                                                                       ----        ----

Notes payable to ten stockholders, due on demand,  plus interest at 10% per annum (in arrears). The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lender may purchase from the
   Company upon exercise of the lender's option to acquire
   shares from the Company.                                                           $60,815      $60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995
   (principal and accrued interest in arrears as of report date), plus interest ranging from 8% to 9% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share
   under the most recent private placement transaction.                                37,000       37,000

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

10.   NOTES PAYABLE (continued)



Notes payable to directors and a family member of a director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with
   restricted stock at $.10 per share if alternative financings do
   not occur.                                                                         194,500      206,300

   Note payable to individual, due on December 2, 1996 (principal and accrued interest in arrears as of report date), plus interest at 6.07% per annum. The Company has the right, on or after the payment due date, to repay the loan with restricted shares
   valued at $.05 per share.                                                           40,000       40,000


         Total short-term debt                                                      $ 332,315    $ 344,115
                                                                                     ========     ========

11.   RESTATEMENTS OF PRIOR PERIODS (Unaudited)

Beginning in 1991, the Company began selling off its holdings of MCL to raise cash for operations. The Company sold 100,000 and 610,000 shares of MCL's common stock during 1991 and 1992, respectively, through a broker for $5,000 and $81,100 at $.05 per share in 1991 and per share prices ranging from $.093 to $.179 in 1992. Because the Company's investment in MCL was only $2, the entire $5,000 and $81,100 were recorded as gains in the Company's statement of operations during the fourth quarter of 1991 and the first three quarters of 1992, respectively. During the fourth quarter of 1992, an adjustment was made to classify these sales as equity transactions.

The effect of these restatements is as follows:

                                                    Three Months Ended
                    ----------------------------------------------------------------------------------------
                    December 31, 1992   March 31, 1992  June 30, 1992  September 30, 1992  December 31, 1992
                    -----------------   --------------  -------------  ------------------  -----------------
 Previously
 reported             $1,215,200           $ 151,930       $ 173,496        $ 147,905        $   89,510
 Adjustment                5,000              24,555            -              24,470            32,075
                           -----              ------            -              ------            ------

As adjusted           $1,220,200           $ 176,485       $ 173,496        $ 172,375        $  121,585
                       =========             =======         =======          =======

These restatements do not affect previously reported loss per share because of rounding.

See Note 9 for restatement of minority interest in prior years.

The Company has restated its financial statements to reflect adjustments to write off liabilities which were accrued and expensed in years prior to fiscal 1992. These adjustments increased previously reported accumulated deficit and reduced previously reported results of operations (for the period January 31, 1986, date of inception, through December 31, 1994) by $219,422. During the first quarter of 1995, the Company recorded a further reduction to accumulated deficit in the amount of $71,806 relating to the cancellation of shares previously issued to former management.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

12.   INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                                  From the Date of Inception
                                                                                  (January 31, 1986) through
                                                                                       December 31, 1996
                                             1996           1995           1994           (Cumulative)
                                             ----           ----           ----    ---------------------------

Current tax expense                  $       -      $      -       $       -          $     -
Deferred tax expense                         -             -               -                -
                                      ------------   ------------   ------------   ----------------
Income tax expense                   $       -      $      -       $       -          $     -
                                      ============   ============   ============   ================

A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to reported income tax follows:

                                             1996           1995           1994           (Cumulative)
                                             ----           ----           ----    ---------------------------

Taxes at U.S. Federal Statutory Rate $       -      $      -       $       -          $     -
State income taxes                           -             -               -                -
                                      ------------   ------------   ------------   ----------------
                                     $       -      $      -       $       -          $     -
                                      ============   ============   ============   ================


At December 31, 1996 and 1995, deferred tax assets (liabilities) consisted of the following:

                                         1996           1995
                                         ----           ----
Current deferred tax liabilities    $      -        $     -
Noncurrent deferred tax liabilities        -              -
Current deferred tax assets            1,651,738       1,470,725
Noncurrent deferred tax assets             -              -
Valuation allowance                   (1,651,738)     (1,470,725)
                                      -----------     -----------
                                    $     -         $     -
                                     ============    ============

At December 31, 1996, the Company has a net operating loss (NOL) carryforward totaling approximately $10,500,000 that may be offset against future taxable income in varying amounts through 2005 No benefit has been reported in the 1996 or 1995 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance.

Under certain circumstances, Section 382 of the Internal Revenue Code of 1986 restricts a corporation's use of its NOL carryforward. Due to the Company's issuance of additional stock, the Company's use of its existing NOL carryforward could be limited. Therefore, the Company may have to pay federal income taxes sooner than if the use of its NOL carryforward were not restricted.

13.   REDEEMABLE COMMON STOCK

On February 12, 1993, per a settlement agreement (Agreement), the Company issued 200,000 shares of restricted common stock to an unrelated third party (Party). According to the Agreement, if net funds available specified in the Agreement. If the Company files a registration statement for an offering of its securities, it must use its best efforts to include such shares in the registration statement. If all, or any portion of the shares have not been purchased by the Company pursuant to the exercise of the put option described above, or all the shares have not been covered by an effective registration, then the Company shall be required to pay, no later than April 13, 1995, an amount equal to the lesser of $50,000 minus the aggregate purchase price amount payable under the formula set forth in the Agreement, or $25,000. In September 1995, the Company paid $5,000 and issued 200,000 shares of restricted common stock in full and final settlement of the Agreement.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, receivable from affiliate, accounts payable and notes payable approximate the respective values. The estimated fair values have been determined by the Company using appropriate valuation methodologies and available market information. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. A comparison of the carrying value of those financial instruments, none of which are held for trading purposes, is as follows:

            Carrying                   Fair
                                      Amount                Value
                                   -------------------------------
Assets:
Cash                              $     3,579          $     3,579
Receivable from affiliate              48,947               48,947

Liabilities:
Accounts payable and liabilities      807,290              807,290
Short-term debt                       344,115              344,115

Cash receivable from affiliate and accounts payable. The carrying value of such items approximates their fair value at March 31, 1997.

Short-term debt. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted prices for the debt or similar debt.

During 1995, the Company received stock subscription agreements, together with proceeds totalling $898,445 from sales of its common stock to non-United States investors, outside of the United States, pursuant to Regulation S, promulgated under the Securities Act.

During 1994, the Company received stock subscription agreements, together with aggregate proceeds totalling $955,234, pursuant to a private placement of its common stock in the United States, which concluded in August 1994, and from sales of its common stock to foreign investors, outside of the United States, pursuant to Regulation S promulgated under the Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

Results of Operations

General

From its organization in January 1986, Registrant has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. Registrant has not generated, and cannot predict when or if it will generate, sufficient cash flow to fund its continuing operations. Since its organization, Registrant has attributed $2,202,685 as expenditures for research and development.

Three-Month Periods Ended March 31, 1997, and March 31, 1996.
-------------------------------------------------------------

There were no sales during either the 1997 or 1996 period. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987.

There were no expenditures for research and development during the 1997 and 1996 period.

General and administrative expenses were $194,579 in the 1997 period as compared with $238,509 in the 1996 period. These expenses include professional fees, payroll, insurance costs and travel expenses.

Interest expense increased from 1996 to 1997 by approximately $4,000 to $7,000 due to the increase in notes payable to Company directors.

Net cash used in operating activities was $15,980 in the 1997 period as compared to $268,511 in the 1996 period. The decrease was due primarily to decreased revenues from the sale of stock and stock subscriptions and increases in accounts payable and accrued expenses.

Cash provided by financing activities decreased in the 1997 period by $255,482. The decrease was due primarily to the decline in common stock subscriptions received during the period.

Three-Month Periods Ended March 31, 1996 and March 31, 1995.
------------------------------------------------------------

There were no sales during either the 1996 or 1995 period. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987.

There were no research and development expenditures in the 1996 or 1995 periods.

General and administrative expenses were $238,509 in the 1996 period as compared to $268,389 in the 1995 period. These expenses include professional fees, payroll, insurance costs and travel expenses.

Interest expense increased from 1995 to 1996 by approximately $1,000 to $3,302 due to the increase in notes payable to Company directors.

Net cash used in operating activities was $268,511 in the 1996 period as compared to $337,119 in the 1995 period. The decrease was due primarily to decreased general and administrative expenses.

Cash provided by financing activities decreased in the 1996 period by $126,784. The decrease was due primarily to the decline in common stock subscriptions received during the period.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the Company had a working capital deficiency of $1,150,135 and a stockholder's deficiency of $1,086,900. At December 31, 1996, the Company had a working capital deficiency of $849,254 and a stockholder's deficiency of $885,241.

The Company has no capital resources except for the sale of its securities. The Company recognizes that if it is unable to raise additional capital it will not be able to undertake further research initiatives and may find it necessary to substantially reduce, or suspend, operations.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 3. - Exhibits and Reports on Form 8-K
------------------------------------------

     (b) On March 6, 1997, the Company filed a current report on Form 8-K in which is disclosed that Richard Solomon resigned from the Company's Board of Directors on February 27, 1997.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MEDIZONE INTERNATIONAL, INC.
                                  (Registrant)





                                  s/Arthur P. Bergeron
                                  -----------------------------
                                  Arthur P. Bergeron
                                  Vice President and
                                  Chief Financial Officer



February 11, 1998