Form 10-K/A
period 1996-12-31
MEDIZONE CANADA LTD
filed 1998-02-12
CIK 821172

Items 6, 7 and 8, Part II were the subjects of
                  a Form 12b-25 and have been included in this
                                     report.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1935

                   For the fiscal year ended December 31, 1996

                       Commission File Number: 33-16757-D

MEDIZONE CANADA LIMITED (originally KPC Investments, Inc.)
---------------------------------------------------------------
  (Exact name of Registrant as stated in its corporate charter)

        Utah                                87-0431771
--------------------------------------------------------------
(state of incorporation)         (I.R.S. Employer I.D. Number)

4505 South Wasatch Boulevard, Suite 210, Salt Lake City 84124
--------------------------------------------------------------
  (Address of principal executive offices)          (Zip code)

Registrant's telephone number:        (801) 274-8400
                              --------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

The Registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes      No  X
         ----    -----

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment hereto. Yes       No  X
                     -----    -----

The aggregate market value of voting common stock held by non-affiliates of the Registrant was $282,159 on December 29, 1997, based on the average bid and asked prices of such stock as reported on the NASD OTC Bulletin Board.

According to information received from Registrant's transfer agent, as of December 31, 1997, Registrant had 36,493,333 shares outstanding (of which 26,115,242 were restricted).

DOCUMENTS INCORPORATED BY REFERENCE:  None

SUPPLEMENTAL INFORMATION: The Registrant intends to furnish its shareholders with an annual report for 1996 and a shareholder information statement subsequent to the filing of the 10-K.

                                TABLE OF CONTENTS
                                     PART I
                                                                            Page
Item 1.  Business............................................................  3

Item 2.  Properties.......................................................... 10

Item 3.  Legal Proceedings................................................... 10

Item 4.  Submission of Matters to a Vote of Security
         Holders............................................................. 10

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters................................................. 11

Item 6.  Selected Financial Data............................................. 12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 12

Item 8.  Financial Statements and Supplementary Data......................... 14

Item 9.  Changes in and Disagreements with Accountants on
         Auditing and Financial Disclosure................................... 14

                                    PART III

Item 10. Directors and Executive Officers.................................... 14

Item 11. Executive Compensation.............................................. 17

Item 12. Security Ownership of Certain Beneficial Owners
         and Management...................................................... 19

Item 13. Certain Relationships and Related Transactions...................... 20

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K............................................. 20

         Signatures.......................................................... 21

         Exhibits Index..................................................... E-1

         Financial Statements................................................F-1

                                     PART I

Item 1.  Business

General

     Medizone Canada Limited, a Utah corporation (the "Company" or the "Registrant") organized in 1987, is a development stage company, which is a majority owned subsidiary of Medizone International, Inc. ("MII"). MII is a Nevada corporation, organized in 1986. MII is itself a development stage company whose objective is to (i) gain regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZNE(R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) develop the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology"). MEDIZNE(R) is one of two registered trademarks of MII. Throughout this report, whether or not the trademark symbol is used, the phrase "Medizone (the drug)" is intended to have the same effect as if the trademark symbol had been used.

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

     The Company's objective is to gain regulatory approval in Canada for Medizone (the drug) and to assist in the development of the Medizone Technology. The Company's Canadian activities are carried on by its wholly owned subsidiary, MCL Medizone Canada Ltd., a corporation organized under the laws of the Province of British Columbia ("MedCan").

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

     The Patent, which covers a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components, is MII's principal asset.

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

     The Equipment Patent, which covers apparatus for the controlled generation, monitoring and dosage of a precise admixture of ozone and oxygen (Medizone, the drug), was developed by a consultant engineer to MII and issued and assigned to MII in 1991. The Equipment Patent was developed to provide the physical means to deploy the Patent. MII has an application pending in Canada for a patent based upon the Equipment Patent.

     In late 1996, MII became aware that a United States patent has been issued to a Canadian corporation which MII and the Company believe infringes on the Patent. MII has consulted its patent counsel and intends to take the appropriate steps to protect its rights with respect to the Patent. However, at the present time, the nature of any action to be taken by MII would be limited by the lack of funding.


The License Agreement

     By agreement dated November 30, 1987, MII granted to MedCan the exclusive right in Canada, under the patent issued in Canada based upon the Patent and any other patent thereafter issued in Canada relating to the Patent, the Equipment Patent or the Medizone Technology, to make, use and sell Medizone (the drug) and any therapy embodied in the Canadian patents. MedCan is required, pursuant to the License Agreement, without cost or expense to MII, to implement or cause the implementation of, research studies, to test the efficacy of Medizone (the drug) and the Medizone Technology in the treatment of Hepatitis B, various animal viruses and other viruses, diseases and conditions existing in Canada. The License Agreement shall remain in effect until the expiration of the last patent licensed thereunder, subject to early termination by either party in the event of a material default. The License Agreement does not provide for the payment of a royalty to MII.

Research and Development

     Neither the Company nor MII maintain laboratories or other clinical research or testing facilities. MII's research and development activities have been conducted by utilizing contract laboratories and clinicians. The research and development activities have been directed by MII's Scientific Advisory Board, whose sole member since June 1997 has been Dr. Gerard V. Sunnen, MII's Director of Science.

Pre-clinical Studies

     Pre-clinical Studies are defined as non-human studies. Since 1988, MII has both sponsored and been the beneficiary of research to determine, among other things, (i) whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases and (ii) to establish additional scientific evidence that ozone, through the use of the patents and/or applications of scientific methodologies of a similar nature can decontaminate blood of lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

     Pre-clinical projects sponsored by MII to date include: (1) studies to test ozone's ability to inactivate HIV, conducted at the State University of New York ("SUNY") Health Science Center at Syracuse; (2) a pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; and (3) studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City.

     In 1990, the Canadian Blood Forces Program (under the aegis of the Canadian Department of Defense and Agriculture and the Canadian Red Cross) requested that MII add the Medizone Technology to the other proprietary technology being investigated as an experimental arm of an ozone-based blood sterilization investigative program. The program was an attempt to develop an effective technology for sterilizing whole blood and blood products. This program, which was to study the Medizone Technology as it relates to the inactivation of Simian Immunodeficiency Virus ("SIV"), included a live primate model. The program continued until 1994, completing two out of the three proposed stages, when the funding arm of the Canadian Blood Forces Program discontinued funding the program. MII's current management learned in late 1997 that the program, as it involves the Medizone Technology, was stopped primarily due to an equipment failure and the generation of erroneous data due to the equipment failure. The third stage of the study was resumed in May 1996, but did not utilize the Medizone Technology.



                   (Balance of page intentionally left blank.)

Governmental Regulation

     Medizone (the drug), the Medizone Technology and any related products derived therefrom are regulated in the United States under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act") and are regulated by the Food and Drug Administration (the "FDA") and, in Canada, are regulated by the Canadian Department of Health and Welfare (the "CDHW"). The FDA and the CDHW exercise broad and extensive authority in regulating the development, production, importation, distribution and promotion of "new drug" products and "investigational devices".

     Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing Medizone (the drug) or the Medizone Technology pursuant to the License Agreement until after CDHW approval has been granted. In order to obtain CDHW approval, the Company will be required to submit medical and scientific evidence sufficient to demonstrate that Medizone (the drug) and the Medizone Technology has been successfully used in pre-clinical studies followed by well-controlled clinical studies using human volunteer subjects. The CDHW will not grant its approval unless it receives sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses.

     In order to commence human trials, the Company will be required to submit an application to the CDHW which contains adequate information to satisfy the CDHW that known clinical studies can be conducted without exposing the volunteer subjects to an unreasonable risk of illness or injury while indicating some potential for clinical efficacy.

     The Company has submitted an application to the CDHW to commence human clinical trials, which was placed on clinical hold pending further studies on animal toxicity and other studies. The Company's ability to commence such additional studies is dependent on it receiving additional funding.

     In obtaining regulatory approval in Canada, the Company will be provided with all information developed by MII and, accordingly, will be assisted by steps taken by MII to obtain regulatory approval in the United States. In that regard, MII will be required to obtain regulatory approval from the Federal Food and Drug Administration (the "FDA"), which regulates the development, production, importation, distribution and promotion of "drug" products and "investigational devices" pursuant to the FDC Act.

     To  obtain  FDA  approval,  MII  will be  required  to  submit  a New  Drug
Application ("NDA") to the FDA which will have to continue evidence that Medizone (the drug) and the Medizone Technology have been successfully used in human clinical studies. Historically, the FDA has held a strong bias against treating humans with ozone due largely to issues of safety.

     In order to initiate the first phase (i.e., Phase I) of human clinical studies required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical studies can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. MII submitted an IND application (assigned to the Registrant by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate

HIV. The FDA deemed the IND application to be incomplete, and required MII to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from MII, the FDA inactivated MII's IND. MII has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that MII's IND application will ever be re-opened. Until an NDA has been granted to MII, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

     Because ozone has been used to treat humans in Europe for at least 30 years, the European Union (the "EU") is more accepting of human clinical trials of ozone therapies being conducted than is the United States. Accordingly, MII's management believes that MII should pursue the option of conducting human clinical trials in Europe, using stringent protocols that will meet EU standards, with a view to utilizing the results of such trials in an effort to obtain EU approval and to re-open MII's FDA file.


Clinical Studies

     Overview
     --------

     To date MII has not performed any human clinical studies.


     The Italian Initiative
     ----------------------

     In late 1992, the Italian Ministry of Health suspended the clinical use of ozone until such time as sufficient scientific evidence was available to support its use as a human therapeutic treatment. In this regard, the Italian Ministry of Health designated the Italian Scientific Society for Ozone-Oxygen Therapy in Bergamo, Italy ("ISSOT") as the agency to select those treatment protocols utilizing ozone as worthy of investigation and to provide those protocols to the Italian Ministry of Health for review and approval. By letter agreement dated March 23, 1993, with ISSOT, MII entered into a collaborative arrangement to research and examine the efficacy of the Medizone Technology in the treatment of various blood-related human diseases. The research is to be supervised by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry of Health. The research is to be conducted in accordance with protocols that will meet EU Standards for human clinical trials (to be furnished by the Company) at University based hospitals, which will enter into agreements with MII on a site by site basis. The ISSOT letter agreement requires MII to furnish ozone-generating instruments for use in the trials and to pay for laboratory tests performed by each testing institution that are outside the scope of the normal realm of clinical analyses performed by the testing institutions. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with MII's efforts to re-open the FDA IND (see "Governmental Regulation").

     On May 16, 1994, MII announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of Joseph S. Latino's employment with MII, MII's inquiry into the conduct of its operations during Dr. Latino's tenure as its Chairman, President and Chief of Research disclosed that human trials of MII's ozone therapy on patients infected with either Acquired Immunodeficiency Syndrome (AIDS) or Hepatitis B (chronic active) has not been authorized by Naples or commenced at that institution. MII also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for

MII to conduct Phase II trials, they would require MII to have either completed a large animal study and Phase I trials or to have these requirements waived. MII has never performed a large animal study or Phase I clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans. MII has held discussions with an Italian Contract Research Organization (the "ICRO") with a view to having the ICRO act as an intermediary on behalf of MII with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of MII's ozone technology on humans in lieu of having MII perform a large annual study and possibly even a Phase I clinical study. The ICRO would also design a research program and protocols for clinical trials which would meet the standards of the EU and FDA, monitor the clinical terms and collect and prepare analyses of the data produced by the trials. MII will not be able to enter into a formal contract with ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, MII will be required to perform its own Phase I clinical trials and possibly a large animal study. In late 1997, MII entered into a discussions with Italian and Belgium clinicians with regard to them performing Phase I clinical studies. However, assuming the Italian Ministry of Health did not grant MII's request for a waiver, no formal agreements with these clinicians would be signed and the studies would not begin until MII obtains additional funding. MII estimates that it would require an infusion of approximately $1.5 million to advance the above-described research initiatives through the completion of a Phase III study and submission of the data for approval to the Italian Ministry of Health.

     The Company's ability to commercially market products is dependent on obtaining CDHW approval. The Company believes that, at least even if CDHW approval was obtained, the process will encompass several years. In addition, the Company believes that research costs incident to obtaining CDHW approval will be significant and will require the Company to obtain additional infusions of capital.


Instrument Development

     On October 17, 1996, MII executed an agreement with Multiossigen, S.r.L., an Italian corporation located in Bergamo, Italy (the "Manufacturer"), dated as of September 13, 1996 (the "Equipment Contract"), providing for the manufacture of ozone generating devices to be used in the human trials to be commenced pursuant to MII's letter agreement with the ISSOT, as trials are approved by the Italian Ministry of Health.

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

     Units of Equipment shall be delivered in lots of five units and shall be deliverable to the appropriate hospital site within 60 days of the written request by the Company, based upon such hospital's ethics committee granting approval to committee trials at a particular site.

     Since its organization, the Company has attributed $29,554 as expenditures for research and development, including $0 in 1996.


Common Stock Purchase Warrants

     Four million redeemable common stock purchase warrants, each exercisable to purchase one share of the common stock of the Company for $.125, are publicly-held. The Company's warrants originally had a nine-month exercise period, but the expiration date was extended numerous times until December 31, 1997.


Competition

     The area in which the Mill and the Company seeks to do business is extremely competitive. The Company is aware of a number of domestic companies that have commenced research into the use of ozone as a virucide in the treatment of HIV and other diseases, or have announced the intention to do so. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone as a virucide or as a decontaminant for blood or blood products. The Company is also aware that another company has provided ozone-generating equipment to departments of the Canadian government conducting studies in Canada for the purposes of comparison of technologies. In addition, as reported in scientific journals and newspapers, there are many commercial, not-for-profit and governmental agencies investigating possible treatments for HIV and other viral diseases, as well as a variety of methodologies aimed toward blood fractionate decontamination.


Employees and Consultants

     The Company has three employees, its President, its Vice-President/Chief Financial Officer and a Vice President of Operations (who is not an officer of the Company). These individuals serve in the same capacities for MII.

     MII has established a Scientific Advisory Board, which also serves the Company, which suggests and formulates avenues of research and reviews research in progress. As of December 31, 1996 the Scientific Advisory Board was comprised of two members, Joseph S. Latino, Ph.D., then the Company's President and Chief Executive Officer, and Bernard J. Poiesz, M.D., Head, Regional Oncology Center, S.U.N.Y. at Syracuse, Syracuse, New York. The Scientific Advisory Board met three times in 1996. Dr. Poiesz was not compensated by the Company or MII for his services on the Scientific Advisory Board, although he has applied for research grants in connection with MII's and the Company's research and development efforts. Dr. Poiesz became a member of the Scientific Advisory Board in 1987. From 1989 to 1995, Fred Quimby, D.V.M., Ph.D., Chairman, Animal Research Institute, New York State School of Veterinarian Medicine, Cornell

University, was a member of the Scientific Advisory Board, but resigned when he became the sole principal investigator for the SIV Study being conducted under the auspices of the Canadian Blood Forces Program. See "Research and Development".

     In June 1997, the Scientific Advisory Board was reorganized. It currently has one member, Dr. Gerard V. Sunnen, who serves as MII's Director of Science.


Insurance

     The Company presently has no product liability insurance, since none of its products are in clinical use. MII paid an annual premium of approximately $64,000 for a $1,000,000 policy of officers and directors liability insurance, which also covered the Company's directors and officers in 1996. There is presently no officers and directors liability insurance in effect for either of MII or the Company's officers and directors.


Item 2.  Properties.
         ----------

     The Company's offices are provided by MII at no charge.

Item 3.  Legal Proceedings.
         -----------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     No matters were submitted to a vote of securities holders during the fourth quarter of the year ending December 31, 1996.


Certain Business Risks Associated with the Company

     Development Stage Company/Net Losses
     ------------------------------------

     Although the Company was incorporated in 1987, it is still in the development stage and has not yet commenced full operations, nor has it earned any revenues. No assurance can be given that its business activities will ever result in profitable operations generate revenues. As indicated in the Company's financial statements, it has experienced substantial losses throughout its history. Such losses can be expected to continue for the foreseeable future.

     No Revenues/Need for Additional Financing by Parent
     ---------------------------------------------------

     The Company has generated no revenues, and is dependent upon the results of MII's research. MII similarly has had no revenues and has had no source of funds other than through the sale of its common stock and will require substantial additional capital, which will most likely be obtained through sales of its common stock, in order to continue the research program. No assurances can be given that MII will be able to obtain sufficient additional capital for it to continue its research program, or that any additional financing will be sufficient to satisfy MII's administrative and operating expenses for any significant period of time.

     Status of MII's Research
     ------------------------

     MII's research has not progressed to a point where it would be appropriate to predict when, if ever, Medizone (the drug) and the Medizone Technology would have commercial application or be marketable.

Forward-Looking Information May Prove Inaccurate

     This Form 10K/A contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," and "expert," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.


                                     Part II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.
         -----------------------------------------

Prices/Trading Market Information

     The Company's shares are traded in the over-the-counter market, with price quotes listed on the NASD Electronic Bulletin Board under the trading symbol "MZNC," and in the "pink sheets" published by the National Quotation Bureau.

     On December 29, 1997, according to the NGB Non-NASDQ Price Report furnished by the National Quotation Bureau, there was one marketmaker submitting quotations in the Company's shares, and the average of the high and low bids for the shares was $.0238. Such prices reflect interdealer prices without retail markup, markdown or commission; are not necessarily representative of actual transactions, or of the value of the Company's securities; and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

     Shown below is information obtained from the National Quotation Bureau, indicating the high bid and low bid prices for a share of the Company's common stock at the end of each of the four calendar quarters of fiscal 1995 and 1996, representing prices between dealers which do not include retail markup, markdown or commission. They do not reflect actual transactions.

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


Number of Holders

     On December 31, 1997, according to the Company's transfer agent, there were 210 holders of record of the Company's par value $.001 common stock.

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

Item 6.  Selected Financial Data.
         -----------------------

                                                                                        Year Ended
                                                                                        December 31,
                                                                                        ------------

                         1996        1995            1994            1993               1992
                         ----        ----            ----            ----               ----

Operations Data:

Revenues              $ - 0 -       $  -0-         $  -0-           $ -0-              $  -0-

Net (loss)                (3,301)       (3,553)        (3,617)         (32,357)           (8,334)

Net loss)              - 0 -           -0-            -0-             -0-                 -0-
  per common share

Weighted average      36,493,000    36,493,000     36,493,000       36,493,000        36,493,000
  common shares out-
  standing

Balance Sheet
   Data:

Working capital       $  (11,498)     $(11,498)    $  (13,498)      $  (21,919)       $  (15,498)
   (deficiency)

Total assets           - 0 -             -0-          -0-             -0-                 -0-

Long-term              - 0 -             -0-          -0-             -0-                 -0-
   liabilities

Accumulated             (221,444)     (218,143)      (214,590)        (210,973)          (178,616)
   (deficit)

Stockholders'            (11,498)      (11,498)       (13,498)         (21,919)           (15,498)
   equity
   (deficiency)



Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.
                -------------------------------------------------

Results of Operations

     Registrant's financial statements in prior years reflected advances to its parent company (MII) in the amount of $142,287 as bad debt expense because of the uncertainty of repayment of those advances. After consideration of the facts surrounding the advances, the Registrant restated its financial statements to reverse the bad debt expense and to reflect the financial statements as though the transaction was an equity investment rather than a loan arrangement.

     The effect of this restatement was to decrease additional paid-in capital and the deficit accumulated during development stage.

     Years ended December 31, 1996 and December 31, 1995.
     ----------------------------------------------------

     Research and development expenses in 1996 were $-0- and were $-0- in 1995.

     General and administrative expenses in 1996 consisted of accounting fees of $2,000, legal fees of $652 and other miscellaneous expenses of $649.

     General and administrative expenses in 1995 consisted of accounting fees of $2,000 and other miscellaneous expenses of $1,553.

     Net cash used in operating activities was $3,301 in 1996 as compared to $5,553 in 1994. The decrease was due to decreased general and administrative expenses.

     Cash provided by funding activities decreased in 1996 to $3,301 as compared to $5,553 in 1995. These amounts represent capital received from the parent company, MII.

         Years ended December 31, 1995 and December 31, 1994.
         ----------------------------------------------------

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

         Years Ended December 31, 1994 and December 31, 1993.
         ----------------------------------------------------

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

         Years Ended December 31, 1993 and December 31, 1992.
         ----------------------------------------------------

Liquidity and Capital Resources

     At December 31, 1996, Registrant had a working capital deficiency of $11,498 and a stockholders' deficiency of $11,498. At December 31, 1995, Registrant had a working capital deficiency of $11,498 and a stockholders' deficiency of $11,498. At December 31, 1994, Registrant had a working capital deficiency of $13,498 and a stockholders' deficiency of $13,498.

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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

     The financial statements and supplementary data are listed under Item 14 in this Annual Report and commence on page F-1.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
         ------------------------------------------------

     None.


                                    PART III

Item 10.  Directors and Executive Officers of Registrant.
          ----------------------------------------------

     On July 7, 1996, at the Company's annual meeting, Joseph S. Latino, George Handel and John D. Pealer were elected to the Company's Board of Directors.

     The  following  table  sets  forth  certain   information   concerning  the
Registrant's directors and officers, as of December 31, 1996.

                          Director     Officer
Name               Age     since        since    Positions with Registrant

Joseph S. Latino    39      1993        1992     President; Chief Executive
                                                 Officer and Director

Arthur P. Bergeron  47                  1992     Vice President, Treasurer and
                                                 Chief Financial Officer

George Handel       69      1992        1993     Secretary and Director

John D. Pealer      77      1992                 Director

     There are no family relationships among the above noted officers and directors.

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

     George Handel became a director of the Company in November 1992 and has served as the Company's Secretary, since November 24, 1993. He holds the same positions with MII. Mr. Handel, who attempted Temple University, is President of Hantex Mills, a dry goods firm established in 1975, and vice-president of Handel & Co., a wholesale dry goods firm established in 1923.

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

     On May 14, 1997, MII's Board of Directors terminated the employment of Joseph L. Latino ("Latino") as MII's President and Chairman after the discovery of a pattern of unaccounted for expenditures of the MII's funds. MII is investigating the purposes, nature and extent of such expenditures. Dr. Latino remained a Director of MII and the Company until he resigned from these positions in July 1997. George Handel ("Handel") was named President and Chairman and served as such until May 19, 1997 when Kenneth Gropper ("Gropper") assumed these positions.

     Contemporaneously with the above events, MII was notified that The Sand Dollar Solution, a California limited partnership ("Sand Dollar"), whose general partner is Edwin G. Marshall ("Marshall"), was soliciting shareholder proxies to vote for Marshall, Milton G. Adair ("Adair"), Gerard V. Sunnen, M.D. ("Sunnen") and William M. Hitt, Ph.D., M.D. ("Hitt") as Directors.

     On June 12, 1997, MII's Board of Directors appointed Marshall, Adair, Sunnen and Hitt, to MII's Board of Directors, with Marshall being named
Chairman. Contemporaneously thereto, John Pealer ("Pealer") resigned as a Director, and Gropper resigned as President. The Board thereupon made the following appointments to the following positions:

                           President and
                           Chief Executive
                           Officer          -        Adair

                           Chief Operating
                           Officer          -        Gropper

                           Secretary                 -        Sunnen

The Board also named an Executive Committee, composed of Marshall, Adair, Gropper, Sunnen and Hitt. The remaining Directors were Latino and Handel; however, during the Board meeting, Handel resigned from the Board, effective June 13, 1997 and Latino subsequently resigned from the Board of MII and the Company in July 1997.

     On December 8, 1997, the Company's Board of Directors appointed Adair as a Director. Following this action, John D. Pealer resigned as a Director and Marshall was appointed a Director. On January 5, 1998, Handel resigned as a
Director and Sunnen was named to replace him. Contemporaneously with these events, Adair was named President and Chief Executive Officer of the Company. The following table sets forth certain information concerning the Registrant's directors and officers, as of December 31, 1997.


                         Director Officer      Positions with
Name                Age   Since    Since         Registrant
----                ---  -------- -------      --------------

Edwin G. Marshall    55   1997                 Director

Milton G. Adair      65   1997      1997       President, Chief
                                               Executive Officer and
                                               Director

Gerard V. Sunnen     55   1997      1997       Secretary and Director

Arthur P. Bergeron   47             1992       Vice President, Treasurer
                                               and Chief Financial
                                               Officer

     Edwin G. Marshall became a Director of the Company in December 1997. He's Chairman of the Company's parent, MII. He attended Santa Rosa Junior College and the College of Marin, in California, studying Business and Fire Science. Marshall served for 17 years in the fire service, rising to become Captain of the Richmond, California Fire Department. He left the fire service in 1979 to enter the real estate business. He participated in the real estate business as the owner of Smith, Smith & Associates, in Truckee, California, from 1979 to 1984, and as a broker with TRI Realtors, in the San Francisco Bay Area, from 1987 to 1990. Marshall was employed by Future Technology Marketing, Inc., of Truckee, California, in sales and training from 1985 to 1987. In 1989, Marshall co-founded The Marin Car Company, which was in the automobile and truck sales and leasing business, in Novato and Petaluma, California. In 1992, Marshall left The Marin Car Company. He is currently employed as a private investor and is also the general partner of Sand Dollar.

     Milton G. Adair became the Company's President, Chief Executive Officer and a Director in December 1997. He holds the same positions with MII. He received a Bachelor of Arts degree in Business Administration and Psychology from The College of the Pacific in 1955. After employment by Shell Oil Company and Pittsburgh Des Moines Steel from 1955 to 1963, Mr. Adair was employed by Pfizer Incorporated from 1963 to 1978 in several capacities, culminating in his position as Director of Sales for the Pfizer Diagnostics division. From 1978 to 1979, Mr. Adair was employed as Vice President-Sales/Marketing for the Becton Dickinson Immunodiagnostics division of Becton Dickinson Corporation ("BD") in Orangeburg, New York. Thereafter, until 1983, he was Vice-President and General Manager of Becton Dickinson Automated Immunochemistry division of BD in Salt Late City, Utah. From 1983 to 1984, Mr. Adair was President of Orbit Medical

Systems, Inc., a Salt Lake City venture capital company in the immunochemistry field. Mr. Adair was President, Chief Executive Officer and a Director of Mountain Medical Equipment, Inc., in Littleton, Colorado, whose stock was traded on the American Trade Exchange (the "AMEX"), from 1984 to 1991. In 1991, he became President and Chief Executive Officer of Gull Laboratories, Inc. ("Gull Labs"), in Salt Lake, and whose stock trades on the AMEX, and which is in the business of supplying diagnostic kits and automated equipment in the infectious disease and autoimmune markets. He remained at Gull Labs until 1995 and became President and Director of Biomune Systems, Inc. ("Biomune") until 1997. Biomune, whose stock is traded on the NASDAC system, is a bio-technology company that is developing pharmaceutical products for the treatment of cryptosporidioses and E. Coli.

     Gerard V. Sunnen, M.D. became Secretary and a Director of the Company in January 1998. He holds the same positions with MII. He graduated from Rutgers University in 1963 and from the medical school of the State University of New York, Downstate, in 1967. Dr. Sunnen has practiced psychiatric medicine since his graduation from medical school and has taught clinical psychiatry at New York University Medical Center since 1977, where he is now an Associate Clinical Professor of Psychiatry. He is currently a consultant to several organizations and companies, including the Institute for Behavior Therapy and the Training Institute for Mental Health Practitioners in New York. He is a member of the American Psychiatric Association, the American Society of Clinical Hypnosis, the International Association of Emergency Psychiatry, of which he is Honorary President, and the World Psychiatric Association, where he is currently Vice President of the Section for Emergency Psychiatry. He received the Chevalier de l'Ordre du Merite from the French government in 1990 for his work in assisting members of the French community in New York. Dr. Sunnen has written and lectured extensively on psychiatric medicine and medical hypnosis. He have also written on the medical applications of ozone.


Item 11.  Executive Compensation.
          ----------------------


Directors Compensation

     None of the directors received any compensation for serving as a director in 1996.


Executive Compensation

     The officers of the Company do not receive any compensation from the Company. Its president, vice president/chief financial officer and secretary are compensated by MII. The following table sets forth the compensation paid by MII to Joseph S. Latino, the Company's past President and Chief Executive Officer and Arthur P. Bergeron, the Company's Vice-President, Treasurer and Chief Financial Officer for the 1994, 1995 and 1996 fiscal years.






                  (Remainder of page intentionally left blank.)

                           Summary Compensation Table
                           --------------------------
Fiscal Year ended                              Annual Compensation  Long Term
                                               -------------------
December 31, 1996                                                   Compensation
                                                                    ------------
Name and Principal                                     Other Annual
Position                   Year   Salary(1)    Bonus   Compensation  Options #
--------                   ----   ---------    -----   ------------  ---------

Joseph S. Latino, Ph.D.,   1996   $180,000      -0-         2
President and Chief        1995   $180,000      -0-        (2)      3,000,000
Executive  Officer         1994   $ 72,000    $17,800      (2)

Arthur P. Bergeron, Vice   1996   $ 72,0003    - 0 -        5
President, Treasurer and   1995   $ 72,000     - 0 -       (5)        (6)
Chief Financial Officer    1994   $ 36,0004    - 0 -       (5)


Fiscal Year ended
December 31, 1997
-----------------
Milton G. Adair,           1997   $200,000      -0-         -0-     3,000,000(6)
President and Chief
Executive Officer

-------------

(1) In 1994, Dr. Latino and Mr. Bergeron were not paid on a salaried basis, but were paid as consultants.

(2) In 1994, 1995 and 1996, Dr. Latino was reimbursed for certain automobile expenses and other business expenses, in the amounts of $21,324, $33,222 and $45,642, respectively. In 1995 and 1996, MII provided Dr. Latino with health insurance, paying premiums in the amounts of $9,438 and $10,380, respectively.

(3) In 1996, due to MII's financial condition, Mr. Bergeron received only $36,000 of his salary.

(4) From July 1, 1993 through December 31, 1994, Arthur P. Bergeron & Co., P.C., the accounting firm of which Mr. Bergeron is the sole shareholder, received an aggregate of $64,825 as professional fees for support services rendered in connection with MII's 1992 audit, the engagement of Coopers & Lybrand and for investigative services rendered in connection with certain litigation engaged in by MII. He also received 500,000 shares of MII's common stock for his services through December 31, 1994.

(5) In 1995 and 1996, MII provided Mr. Bergeron with health insurance, paying premiums of $9,438 and $10,380, respectively.

(6) On December 16, 1997, Mr. Adair was granted options to purchase 3,000,000 shares of MII's Common Stock pursuant to the MII's 1997 Qualified Stock Option Plan (the "Option Plan"). The options vest at the rate of 500,000 shares every six months and, once vested, may be exercised over a period of ten years at a price equal to the Common Stock's market value at the date of grant ($.06). The Option Plan will be submitted to a shareholder vote at MII's 1997 annual meeting.

Arthur P. Bergeron, Vice    1997   $ 72,000(7)    -0-            (8)
President, Treasurer and
Chief Financial Officer
Dr. Gerard V. Sunnen,       1997       -0-         -0-           (9)
Secretary, and Director of
Science


Employment Agreements

     The Company does not have employment agreements with its officers. MII has employment agreements with Dr. Latino and Mr. Bergeron pursuant to which they are to serve as officers of the Company without additional compensation. Dr. Latino's employment agreement was terminated for cause in May 1997.


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

                               BOARD OF DIRECTORS
                               ------------------
                                Edwin G. Marshall
                                 Milton G. Adair
                              Dr. Gerard V. Sunnen

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
          ---------------------------------------------------

     The following table sets forth certain information as of January 28, 1998, pertaining to the beneficial ownership of Common Stock, by (i) persons known to the Company to own 5% or more of the outstanding Common Stock, (ii) each director and executive officer of the Company as of December 1996 and January 28, 1998, and (iii) present directors and executive officers of the Company as a group.


------------------

(7) Due to the MII's financial condition, Mr. Bergeron has not received payment of his salary in 1997.

(8) In 1997, MII provided Mr. Bergeron with health insurance, paying premiums of $2,595 (through April 18, 1987 when MII's group health insurance plan was cancelled.

(9) Dr. Sunnen received a grant of (i) options to purchase 300,000 shares of MII's common stock pursuant to the Option Plan for serving as MII's Secretary and as its Director of Science; and (ii) 100,000 shares of MII's common stock for serving as Director of Science.

                                        Number of Shares         Percentage of
Name and Address                        Beneficially Owned     Total Outstanding

Medizone International, Inc.               24,304,560                66.6%
4505 South Wasatch Boulevard
Suite 210
Salt Lake City, Utah  84124

Joseph S. Latino, Ph.D.                        -0-
690 East 19th Street
Brooklyn, NY 11230

George Handel                                  -0-
1408 Melrose Avenue
Melrose Park, PA 19126

John D. Pealer                               285,100                  (*)
355 N. 21st Street
Camp Hill, PA 17011

Arthur P. Bergeron                             -0-
4505 South Wasatch Boulevard
Suite 210
Salt Lake City, Utah  84124

Edwin G. Marshall                              -0-
4505 South Wasatch Boulevard
Suite 210
Salt Lake City, Utah  84124

Milton G. Adair                                -0-
4505 South Wasatch Boulevard
Suite 210
Salt Lake City, Utah  84124

Dr. Gerard V. Sunnen                         333,333               (*)
4505 South Wasatch Boulevard
Suite 210
Salt Lake City, Utah  84124

All present directors                        333,333               (*)
and executive officers
as a group (4 persons)

------------
(*) Indicates less than 1%.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

     None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, Reports on Form 8-K.
         ------------------------------------------------------------

          (a) See Index to Consolidated Financial Statements and Schedules on Page F-1.

          (b)  None.

          (c)  See Index to Exhibits on page E-1.

          (d)  None.





                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEDIZONE CANADA LIMITED


                                    By: s\Milton G. Adair
                                        -----------------------
                                       Milton G. Adair
                                       President

Date:  February 10, 1998



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, in the capacities shown and on the date indicated:





Date:  February 10, 1998                      s\Milton G. Adair
                                            ------------------------------------
                                                  Milton G. Adair, President
                                                  Chief Executive Officer
                                                  and Director


Date:  February 10, 1998                       s\Arthur P. Bergeron
                                            ------------------------------------
                                                  Arthur P. Bergeron,
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer


Date:  February 10, 1998                       s\Edwin G. Marshall
                                            ------------------------------------
                                                  Edwin G. Marshall, Director


Date:  February 10, 1998                       s\Gerard V. Sunnen
                                            ------------------------------------
                                                  Gerard V. Sunnen, Director

                   Exhibits and Financial Statement Schedules
                   ------------------------------------------


     The following Exhibits form a part of this Annual Report on Form 10-K:

Exhibit
Number       Description of Exhibit
------       ----------------------

2              Agreement and Plan of Reorganization dated December 23, 1988.1

3(a)           Articles of Incorporation of Registrant.2

3(b)           By-laws of Registrant.2

3(c)           Articles of Amendment to Registrant's Articles of Incorporation.1

10(a) Agreement made and entered into as of November 30, 1987 between Medizone International, Inc. and MCL Medizone Canada Ltd.2

10(b) Agreement made as of May 18, 1994, among Medizone International, Inc., Medizone Canada Ltd., John M. Kells, George Handel, John Pealer, Joseph S. Latino, Terrence O. McGrath and Philip J. Watrous3.

16             Letters re: change in certifying accountants.3

----------------------


(1) Incorporated by reference to the Registrant's current report on Form 8K, reporting an event that occurred on December 23, 1988

(2) Incorporated by reference to an exhibit filed as Registrant's registration statement on Form S-18, effective December 14, 1987

(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1994.

                             MEDIZONE CANADA LIMITED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Andersen, Andersen and Strong, L.C.,
Independent Certified Public Accountants.................................... F-2

Consolidated Balance Sheets................................................. F-3

Consolidated Statements of Operations....................................... F-4

Consolidated Statements of Changes in Stockholders' Equity ................. F-5

Consolidated Statements of Cash Flows....................................... F-9

Notes to Consolidated Financial Statements .................................F-10

                               INDEX TO SCHEDULES

                                  None Required

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Medizone Canada Limited

We have audited the consolidated balance sheets of Medizone Canada Limited and subsidiary (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994, and the period November 18, 1987 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medizone Canada Limited and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, and the period November 18, 1987 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, since its inception (November 18, 1987), the Company has been in the development stage and has suffered recurring losses from operations and is dependent on its majority stockholder to provide funds to continue operations, the continuation of the majority stockholder as a going concern is dependent upon the majority stockholder obtaining additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
November 14, 1997

                                              Andersen Andersen and Strong, L.C.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

================================================================================
                                                  1996                1995
                                                  ----                ----


CURRENT ASSETS

         Cash                                   $    -              $    -
                                                 ---------           ---------

                  Total Current Assets          $    -              $    -
                                                 ---------           ---------

OTHER ASSETS

         License agreement                      $    -              $    -
                                                 ---------           ---------
         Organization costs (net of
           accumulated amortization of $5,520)  $    -              $    -
                                                 ---------           ---------

                                                $    -              $    -
                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

         Accounts payable                       $  9,498            $  9,498
         Accrued expenses                          2,000               2,000
                                                 -------             -------

                  Total Current Liabilities       11,498              11,498
                                                 -------             -------


COMMITMENTS AND CONTINGENCIES (Notes 2 and 5)


STOCKHOLDERS' DEFICIENCY (Note 6)

  Common stock, authorized 100,000,000
  shares, par value $.001 per share;
  issued and outstanding 36,493,333 in
  1996 and 1995, respectively                     36,493              36,493
  Additional paid-in capital                     173,453             170,152
  Deficit accumulated during development stage  (218,143)           (218,143)
                                                --------            ---------

          Total Stockholders' Deficiency        (11, 498)            (11,498)
                                              ----------           ---------
                                              $      -            $      -
                                               =========           =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                            From the Date
                                                                            of Inception
                                                                            (November 18,
                          For the Years Ended December 31,                   1987) through
                       -------------------------------------
                                                                              December 31,
                                          1996        1995          1994         1996
                                      --------     --------     -----------  -------------

SALE                                 $    -       $    -       $     -      $      -
                                      ----------   ----------   ----------   ---------

COSTS AND EXPENSES

  Research and development expenses         -            -            -         29,554
  General and administrative expenses      3,301        3,553        3,617     191,890
                                      ----------   ----------   ----------  ----------

    Total Costs and Expenses               3,301        3,553        3,617     221,444
                                      ----------   ----------   ----------  ----------

  Net loss                            $    3,301   $    3,553   $    3,617   $(221,444)
                                      ==========    =========   ==========   =========

  Weighted average number of shares
  outstanding                         36,493,333   36,493,333   36,493,333  33,106,154
                                      ==========   ==========   ==========  ==========             ==========

  Loss per share                      $    -       $    -       $    -      $    -
                                       =========    =========    =========   =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 From the Date of Inception (November 18, 1987)
                      through December 31, 1996 (restated)

================================================================================

Deficit Accumulated During Medizone          Common Stock                       Additional
                                             ------------
     Canada Ltd.-Development                                      Shares to      Paid-in
           Canadian Stage                  Shares    Amount       be Issued      Capital
-----------------------------------        ------    ------       ---------      -------

Initial issuance of shares exchanged
  for license agreement, November 1987
  ($.0000003 per share)                 3,000,000   $     1         -        $     -

Share issued for cash, November 1987
  ($1 per share)                                1         1         -        $     -

Net loss for the year ended
  December 31, 1987                          -           -          -            (1,000)
                                      -----------   --------  -----------

Balance, December 31, 1987              3,000,001         2         -            (1,000)

Sale of shares for cash ($.7692 per
     share, no par value)                 130,000   100,000         -              -
                                        ---------  --------   -----------    -----------

                                        3,130,001 $ 100,002         -        $     -
                                        =========  ========   ===========     ==========

KPC Investments

Initial capitalization of KPC
     Investments ($.001 par value), July
     1984 ($.003 per share)               590,000 $     590         -        $      910

Shared issued for cash, April 1985
     ($.003 per share)                  3,000,000     3,000         -             6,819

Shares and warrants issued for
     cash, June 1988                    2,000,000     2,000         -            82,089
                                        ---------  --------   -----------      --------
                                        5,590,000  $  5,590         -         $  89,818
                                        =========  ========   ===========      ========

Medizone Canada Ltd.-Utah

Existing shares of MCL - Utah
     (formerly KPC Investments)         5,590,000  $  5,590         -         $  89,818

Exchange of 3,130,001 shares of
     Medizone Canada Ltd. - Canadian for
     shares of MCL - Utah resulting in a
     reverse merger, December 1988     27,132,000    27,132         -            66,551


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 From the Date of Inception (November 18, 1987)
                      through December 31, 1996 (restated)


================================================================================

Deficit Accumulated During Medizone          Common Stock                       Additional
                                             ------------
     Canada Ltd.-Development                                      Shares to      Paid-in
           Canadian Stage                  Shares    Amount       be Issued      Capital
-----------------------------------        ------    ------       ---------      -------





Shares reserved for issuance to
     minority shareholder               (1,126,888) $(1,127)         1,127     $       -

Share issued for services ($.005
     per share)                          1,938,000    1,938           -        $    8,062

Return of capital to majority
     shareholder                             -         -              -           (50,851)

Net loss for the year ended
     December 31, 1988                       -         -              -          (107,392)
                                       -----------  --------     ---------     ----------

Balance, December 31, 1988              33,533,112    33,533         1,127        113,580

Return of capital to majority
     shareholder                             -          -             -           (58,056)

Net loss for the year ended
     December 31, 1988                       -          -             -           (26,179)
                                       -----------  --------     ---------     ----------

Balance, December 31, 1989              33,533,112    33,533         1,127         55,524

Sale of shares for cash (from
     $.05 to $.075 per share)              983,333       983          -            56,517

Shared issued for services
     ($.05 per share)                      850,000       850          -            41,650

Shares issued to minority
     shareholder which had been
     previously reserved                 1,126,888     1,127        (1,127)          -

Net loss for the year ended
     December 31, 1990                        -         -             -              -
                                       -----------  --------     ---------     ----------

Balance, December 31, 1990              36,493,333    36,493          -           111,211

Capital received from majority
     shareholder                              -         -             -             9,100


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 From the Date of Inception (November 18, 1987)
                      through December 31, 1996 (restated)


================================================================================

Deficit Accumulated During Medizone          Common Stock                       Additional
                                             ------------
     Canada Ltd.-Development                                      Shares to      Paid-in
           Canadian Stage                  Shares    Amount       be Issued      Capital
-----------------------------------        ------    ------       ---------      -------


Net loss for the year ended
     December 31, 1991                       -      $    -            -        $
                                      -----------    --------    -----------

Balance, December 31, 1991             36,493,333      36,493         -         120,311

Capital received from majority
     shareholder                             -           -            -           6,314

Net loss for the year ended
     December 31, 1992                       -           -            -            -
                                      -----------    --------    -----------    --------

Balance, December 31, 1992             36,493,333      36,493         -          126,625

Capital received from majority
     shareholder                             -           -            -           25,936

Net loss for the year ended
     December 31, 1993                       -           -            -             -
                                      -----------    --------    -----------    --------

Balance, December 31, 1993             36,493,333      36,493         -          152,561

Capital received from majority
     shareholder

Net loss for the year ended
     December 31, 1994                       -           -            -             -
                                      -----------    --------    -----------    --------

Balance, December 31, 1994             36,493,333      36,493         -          164,599

Contributed capital from majority
     shareholder                             -           -            -            5,553

Net Loss for the year ended
     December 31, 1995                       -           -            -             -
                                      -----------    --------    -----------    --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 From the Date of Inception (November 18, 1987)
                      through December 31, 1996 (restated)



================================================================================

Deficit Accumulated During Medizone          Common Stock                       Additional
                                             ------------
     Canada Ltd.-Development                                      Shares to      Paid-in
           Canadian Stage                  Shares    Amount       be Issued      Capital
-----------------------------------        ------    ------       ---------      -------

Balance, December 31, 1995              36,493,333  $   36,493         -       $ 170,152

Capital received from majority
     shareholder                             -            -            -           3,301

Net loss for the year ended
     December 31, 1992                       -            -            -           3,301
                                       -----------  -----------  -----------   ---------

Balance, December 31, 1996              36,493,333  $   36,493         -       $ 173,453
                                       ===========  ==========   ===========   =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    From the Date
                                                                                    of Inception
                                                                                    (November 18,
                                                  For the Years Ended December 31,  1987) through
                                                 ----------------------------------
                                                                                     December 31,
                                                 1996        1995         1994           1996
                                                --------    --------    ----------   ------------

OPERATING ACTIVITIES

   Net loss                                   $  (3,301)   $  (3,553)   $  (3,617)   $(221,444)

   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Issuance of stock for services                --           --           --         52,500
     Amortization                                  --           --           --          5,520
     Write-off of prior year payables              --           --           --        (25,261)
     Write-off of license agreement                --           --           --              1
   Changes in assets and liabilities:
     Accounts payable and accrued
      expenses                                     --         (2,000)      (8,421)      36,759
                                              ---------    ---------    ---------    ---------

Net Cash Used in Operating Activities            (3,301)      (5,553)     (12,038)    (151,925)
                                              ---------    ---------    ---------    ---------
   General and administrative expenses

INVESTING ACTIVITIES

   Organization costs                              --           --           --         (5,520)
                                              ---------    ---------    ---------    ---------

Net Cash Used in Investing Activities              --           --           --         (5,520)
                                              ---------    ---------    ---------    ---------
outstanding

FINANCING ACTIVITIES

   Issuance of stock for cash                      --           --           --        246,590
   Cash received from (advanced to)               3,301        5,553       12,038      (89,145)
                                              ---------    ---------    ---------    ---------
     majority stockholder

Net Cash Provided by Financing                    3,301        5,553       12,038      157,445
                                              ---------    ---------    ---------    ---------
   Activities

DECREASE IN CASH                                   --           --           --           --

Cash, beginning of year                            --           --           --           --
                                              ---------    ---------    ---------    ---------

Cash, end of year                             $    --      $    --      $    --      $    --
                                              =========    =========    =========    =========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

   Issuance of stock for license agreement    $    -       $    -       $    -       $       1

     The accompanying notes are an integral part of these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.       NATURE OF THE BUSINESS

Background
----------

On November 18, 1987, Medizone Canada Ltd. (MedCan) was incorporated under the laws of the Province of British Columbia with authorized capital of 25,000,000 common shares without par value. Shortly thereafter, MedCan entered into a license agreement with Medizone International, Inc., a Nevada corporation (the Stockholder) wherein the Stockholder transferred to MedCan the licenses and rights necessary to permit MedCan to hold substantially the same rights with respect to the medical applications of ozone in Canada as the Stockholder holds in the United States. As consideration for the transfer, the Stockholder received 3,000,000 shares of MedCan and, in addition, purchased 1 common share for the sum of $1.00. Under a separate agreement among the Stockholder, MedCan and International Blue Sun Resource Corporation (formerly Australian Gold Mines Corporation (AGMC)), a company incorporated under the laws of the Province of British Columbia, AGMC purchased 130,000 shares of MedCan for (U.S.) $100,000. On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments, a Utah corporation (KPC). Following this transaction, the Stockholder owned 25,029,921 shares of KPC, representing 72% of the then outstanding shares. KPC then changed its name to Medizone Canada Limited. MedCan acquired all of the assets of Medizone Canada Limited, consisting solely of cash of approximately $89,000. Medizone Canada Limited and its subsidiary MedCan are hereinafter referred to as the Company.

Initially, AGMC did not exchange its shares of MedCan for shares of KPC; however in August 1990, the shares were exchanged. Shares to be issued to AGMC have been reserved in the accompanying financial statements and are shown separately prior to the exchange.


Business Activities
-------------------

The business of the Company is the exploration of the efficacy of using ozone to inactivate certain viruses and assist in the treatment of certain diseases. If the Company is successful in proving the medical efficacy of ozone, it intends to lease and promote the use of ozone-generating devices and related products for medical purposes in Canada.

The Company has also agreed to pay the Stockholder a royalty of 3% of the net receipts received by the Company in connection with the sale of any product, device, or apparatus which embodies the Stockholder's patent covering a procedure for ozone decontamination of blood and blood products through the treatment of stored blood and blood components.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

2.   GOING CONCERN

Continuation of the Company as a going concern is dependent upon the Company obtaining additional capital and the requisite approvals from the Canadian Health and Welfare authorities for the marketing of its products, and ultimately, upon the Company attaining profitable operations. The Company may require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization and to fund additional losses which the Company expects to incur over the next several years.

The Company believes that the Stockholder will provide funds or undertake such actions as are necessary to continue operations. The Company also believes it has no continuing financial commitments and it has estimated that expenditures for the next twelve months will consist only of the costs of continuing its bare legal existence.

Management's Plan
-----------------

There can be no assurances that the Stockholder will be able to provide such funds or take action necessary to continue operations since continuation of the Stockholder as a going concern is dependent upon the Stockholder obtaining additional capital.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

At December 31, 1996 and 1995, the Company is a 66.6% owned subsidiary of Medizone International, Inc. The consolidated financial statements include the accounts of Medizone Canada Limited and MedCan. Intercompany transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments, purchased with a maturity at the time of purchase of less than three months, to be cash equivalents.

Other Assets - Organization Costs
---------------------------------

Organization costs were capitalized and amortized over a 60 month period on a straight-line basis.

Loss per Share
--------------

The computation of loss per common share is based on the weighted average number of shares outstanding during the period.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)-

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Fair Values of Financial Instruments
------------------------------------

The Company estimates that the fair value of all financial instruments at December 31, 1996 and 1995 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

4.   ISSUANCES OF COMMON STOCK AND WARRANTS

Unless otherwise stated, all transactions shown below were with unrelated parties and the securities issued were restricted:

In July 1984, KPC initially issued 590,000 shares in a private transaction to shareholders no longer affiliated with the Company for proceeds of $1,500.

In April 1985, KPC issued 3,000,000 shares of common stock in a public offering for net proceeds after offering costs of $9,819.

In June 1988, KPC issued 2,000,000 units consisting of one share of common stock and two warrants which allow the holder to purchase one share of common stock per warrant. The warrants were exercisable at $.125 per share and expired on December 31, 1997. The net proceeds of this offering were $84,089.

In December 1988, KPC reserved 27,200,000 shares for issuance to the stockholders of MedCan in exchange for all the shares of MedCan. Of this amount, 26,005,112 shares were so exchanged and 1,126,888 shares were reserved. Also during 1988, 1,938,000 shares were issued to a consultant for services rendered with a value of $10,000.

In 1990, the Company issued 983,333 shares of common stock at prices ranging from $.05 to $.075 in private offerings to two individuals unrelated to the Company for proceeds of $57,400. The Company also issued, for services rendered, 850,000 shares to five individuals, 550,000 shares to the three directors of the Company, 50,000 shares to an employee, and 250,000 shares to a consultant, to which it assigned the value of $.05 per share for an aggregate of $42,500.

During 1990, the 1,126,888 shares reserved in December 1988 for issuance to the remaining stockholder of MedCan in exchange for the shares of MedCan were issued.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

5.   INCOME TAXES

At December 31, 1996, the Company had a net operating loss (NOL) carryforward totaling approximately $23,000 that may be offset against future taxable income in varying amounts through 2005. MedCan, which was incorporated under the laws of the Province of British Columbia and, accordingly, files tax returns in Canada, had a NOL carryforward of approximately $177,000. No benefit has been reported in the 1996 and 1995 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance.

Under certain circumstances, Section 382 of the Internal Revenue Code of 1986 restricts a corporation's use of its NOL carryforward. Due to the Company's issuance of additional stock, the Company's use of its existing NOL carryforward could be limited. Therefore, the Company may have to pay federal income taxes sooner than if the use of its NOL carryforward were not restricted.

6.   RESTATEMENT OF PRIOR PERIODS (unaudited)

During 1990, 1989 and 1988, the Company advanced  $42,480,  $58,056 and $50,851, respectively, to the Stockholder for the operations of the Stockholder. During 1994, 1993, 1992 and 1991, the Stockholder advanced $12,038, $25,936, $6,314 and
$9,100, respectively, to the Company for the operations of the Company. These transactions have been accounted for as infusions of capital in the restated financial statements.

In prior years' financial statements, such stockholders' advances were incorrectly accounted for as accounts receivable and were written off at the end of each year as uncollectible. The following table describes the effect of these restatements on the net loss of the Company:


                                         1991     1990      1989       1988
                                         ----     ----      ----       ----

Net income (loss), as previously      $   950  $(71,041)  $(84,235)  $(157,243)
stated

Net (loss), as restated                (8,150)  (28,561)   (26,179)   (106,392)


The effect of restatement on loss per share is immaterial.

7.   TRANSACTIONS WITH RELATED PARTIES

The Company's officers, who also serve as officers of the Stockholder, are not compensated for their services. The Stockholder also makes the services of certain of its consultants available to the Company without charge. The Company also shares office space with the Stockholder and is not charged rent by the Stockholder.