Form 10-Q
period 1997-03-31
MEDIZONE CANADA LTD
filed 1998-02-12
CIK 821172

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                     Commission File Number
---------------------                                     ----------------------
   March 31, 1997                                                 33-16757-D



                             MEDIZONE CANADA LIMITED
             (Exact name of registrant as specified in its charter)


           Utah                                                87-0431771
(State or other jurisdiction                                (I.R.S. Employer
    of incorporation or                                    Identification No.)
       organization)



                          4505 South Wasatch Boulevard
                                    Suite 210
                           Salt Lake City, Utah 84124
                                 (801) 274-8400
                   (Address, including zip code, and telephone
             number, including area code, of registrant's principal
                               executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES                             NO  X
                     -----                          -----


At  February  3,  1998,  there  were  outstanding   36,493,333   shares  of  the
registrant's common stock.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                      Index

                                 March 31, 1997

                                                                         Page
                                                                        Number
                                                                        ------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  -  Financial Statements

            Unaudited Interim Consolidated Balance Sheets                    3

            Unaudited Interim Consolidated Statements of Operations          4

            Unaudited Interim Consolidated Statement of Changes in
              Stockholders' Equity                                         5-8

            Unaudited Interim Consolidated Statements of Cash Flow           9

            Notes to Unaudited Interim Consolidated Financial
              Statements                                                    10

Item 2.  -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  -  Exhibits and Reports on Form 8-K Signatures                     12

Signatures                                                                  12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  -  Financial Statements
--------------------------------

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)



                                     ASSETS

                                                       March 31,  December 31,
                                                         1997         1996
                                                       ---------  ------------

Current Assets:
    Cash                                                $ -           $ -
                                                        -----         -------

    Total Current Assets                                  -             -

Other Assets:
    License agreement                                     -             -
    Organization costs (net of accumulated
      amortization of $5,520 and $5,520,
      respectively)                                       -             -
                                                        -----         -------

Total Assets                                            $ -           $ -
                                                        =====         =======



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current Liabilities:
    Accounts payable                                    $ 9,498       $ 9,498
    Accrued expenses                                      2,000         2,000
                                                        -------       -------

    Total Current Liabilities                            11,498        11,498
                                                        -------       -------

Commitments and Contingencies (Note 1)

Stockholders' Deficiency
  Common stock, authorized 100,000,000 shares, par
    value $.001 per share; issued and outstanding
    36, 493,333                                          36,493        36,493
    Additional paid-in capital                          173,453       173,453
    Deficit accumulated during development stage       (221,444)     (221,444)
                                                        -------       -------

    Total Stockholders' Deficiency                     ( 11,498)     ( 11,498)
                                                        -------       -------

                                                        $  -          $  -
                                                        =======       ====


                  The accompanying notes are an integral part of these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                  Interim Consolidated Statements of Operations
                                   (unaudited)

                                                                  From the Date
                                                                  of Inception
                          For the Three Months Ended             (Nov. 18, 1987)
                                   March 31,                         through
                          --------------------------

                             1997            1996                 March 31, 1997
                             ----            ----                 --------------

Sales                        $ -0-           $ -0-                     $ -0-
                             -----           -----                     -----
Costs and Expenses:
  Research and development
    expenses                   -0-             -0-                    29,554
  General and administrative
   expenses                    -0-             -0-                   191,890
                             -----           -----                 ---------

Total Costs and Expenses       -0-             -0-                   221,444
                             -----           -----                 ---------

Net Loss                     $ -0-             -0-                 $(221,444)
                             =====           =====                 =========

Weighted average number
  of shares outstanding 36,493,333      36,493,333                33,198,000
                        ==========      ==========                ==========

Loss per Share               $ -0-           $ -0-                     $0.01
                             =====           =====                     =====








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



                                                                               Deficit
                                                                             Accumulated
                                                         Shares  Additional    During
Medizone Canada Ltd. -         Common Stock              to be    Paid-in    Development
Canadian                       Shares           Amount   Issued   Capital       Stage
----------------------         ------           ------   ------  ----------  -----------


Initial issuance of shares
   exchanged for license
   agreement, November 1987
   ($.0000003 per share)        3,000,000       $    1
Share issued for cash,
   November 1987 ($1/share)             1            1
Net loss for the year
   ended December 31, 1987                                                  $ (1,000)
                                ---------       ------                      --------

Balance, Dec. 31, 1987          3,000,000            2                        (1,000)

Sale of shares for cash
   ($.7692 per share, no par
   value)                         130,000      100,000
                                ---------      -------                      --------

                                3,130,000     $100,002                      $ (1,000)
                                =========     ========                       ========

KPC Investments
---------------
Initial capitalization of
   KPC investments ($.001 par
   value) July 1984 ($.003
   per share)                     590,000   $      590        $     910
Shares issued for cash
   April 1985 ($.003/share)     3,000,000        3,000            6,819
Shares & warrants issued
   for cash June 1988           2,000,000        2,000           82,089
                                ---------      -------          -------

                                5,590,000   $    5,590        $  89,818
                                =========   ==========        =========

Medizone Canada Ltd. -
Utah
----------------------
Existing shares of MCL
   Utah (formerly KPC
   Investments                  5,590,000   $    5,590          $89,818
Exchange of 3,130,001
   shares of Medizone Canada
   Ltd.-Canadian for shares
   of MCL-Utah resulting in a
   reverse merger December
   1988                        27,132,000       27,132           66,551

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

                                                                               Deficit
                                                                             Accumulated
                                                         Shares  Additional    During
Medizone Canada Ltd. -         Common Stock              to be    Paid-in    Development
Utah                           Shares           Amount   Issued   Capital       Stage
----------------------         ------           ------   ------  ----------  -----------


Shares reserves for
   issuance to minority
   shareholder                (1,126,888)       (1,127)   $1,127
Share issued for servi-
   ces ($.005/share)           1,938,000         1,938            $   8,062
Return of capital to
   majority shareholder                                             (50,851)

Net loss for the year
   ended December 31, 1988                                                  $(106,392)
                             -----------      --------    ------   --------- ---------

Balance, Dec. 31, 1988        33,533,112        33,533     1,127     113,580 (107,392)

Return of Capital to
   majority shareholder                                              (58,056)

Net loss for the year
   ended Dec. 31, 1989                                                         (26,179)
                             -----------      --------    ------   ---------- ---------

Balance, Dec. 31, 1989        33,533,112        33,533     1,127      55,524  (133,571)

Sale of shares for cash
   (from $.05 to $.075/sh)       983,333           983
Shares issued for services
   ($.05 per share)              850,000           850
Shares issued to minority
   shareholder which had
   been previously reserved    1,126,888         1,127    (1,127)
Return of capital to
   majority shareholder                                             (42,480)

Net loss for the year
   ended Dec. 31, 1990                                                         (28,561)
                             -----------      --------    -------  --------- ----------

Balance, Dec. 31, 1990        36,493,333        36,493       -0-    111,211   (162,132)

Capital received from
   majority shareholder                                               9,100

Net loss for the year
   ended Dec. 31, 1991                                                          (8,150)
                             -----------      --------    -------   --------- ---------

Balance, Dec. 31, 1991        36,493,333        36,493       -0-     120,311  (170,282)

Capital received from
   majority shareholder                                                6,314

Net loss for the year
   ended Dec. 31, 1992                                                          (8,334)
                             -----------      --------    -------  ---------  ---------

Balance, Dec. 31, 1992        36,493,333        36,493       -0-     126,625  (178,616)


                  The accompanying notes are an integral part of these consolidated financial statements.

                                                                               Deficit
                                                                             Accumulated
                                                         Shares  Additional    During
Medizone Canada Ltd. -         Common Stock              to be    Paid-in    Development
Utah (cont'd)                  Shares           Amount   Issued   Capital       Stage
----------------------         ------           ------   ------  ----------  -----------



Capital received from
   majority shareholder                                              25,936

Net loss for the year
   ended Dec. 31, 1993                                                            (32,357)
                          -----------    -----------   -----------  -------    -----------

Balance, Dec. 31, 1993     36,493,333         36,493   -0-          152,561      (210,973)

Capital received from
   majority shareholder                                              12,038

Net loss for the year
   ended Dec. 31, 1994                                                             (3,617)
                          -----------     ----------   -----------  -------    -----------

Balance, Dec. 31, 1994     36,493,333         36,493       -0-       164,599     (214,590)

Capital received from
   majority shareholder                                                5,553

Net loss for the year
   ended Dec. 31, 1995                                                             (3,553)
                          -----------     ----------   -----------  -------    -----------

Balance, Dec. 31, 1995     36,493,333         36,493   -0-          170,152      (218,143)

Capital received from
   majority shareholder                                                             3,301
                          -----------     ----------   -----------  -------    -----------

Net loss for the year
   ended Dec. 31, 1996                                                             (3,301)
                          -----------     ----------   -----------  -------    -----------

Balance, Dec. 31, 1996     36,493,333    $    36,493   $ -0-    $   173,453   $  (221,444)

Net loss for the three
   months ended
   March 31, 1997                                                                                    -0-
                                                                                     -0-
                          -----------     ----------   -----------  -------    -----------

Balance, March 31, 1997    36,493,333    $    36,493   $ -0-    $   173,453    $ (221,444)
                          ===========     ==========    ======== ==========     ==========



                  The accompanying notes are an integral part of these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                       Consolidated Statement of Cash Flow
                                   (unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                      From the Date
                                                                       of Inception
                                          For the Three Months Ended    (Nov. 18,
                                                    March 31,              1987)
                                          1997                  1996      through
                                          ----                  ----
                                                                          March 31,
                                                                          ---------
                                                                            1997
                                                                            ----

OPERATING ACTIVITIES:
   Net loss                                $ -0-             $ -0-           $(221,444)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:
     Issuance of stock for services          -0-               -0-               52,500
     Write-off of prior year payables        -0-               -0-              (25,261)
     Amortization                            -0-               -0-                5,520
     Write-off of license agreement          -0-               -0-                    1
   Changes in assets and liabilities:
     Accounts payable and accrued
       expenses                              -0-               -0-               36,759
                                           -----             -----            ---------

Net cash used in operating activities        -0-               -0-             (151,925)
                                           -----             -----            ---------



INVESTMENT ACTIVITIES:
   Additions to other assets:
     Organization costs                      -0-               -0-               (5,520)
                                           -----             -----            ---------

Net cash used in investing activities        -0-               -0-               (5,520)
                                           -----             -----            ---------


FINANCING ACTIVITIES:
   Cash received from (advanced to)
     majority shareholder                    -0-               -0-              (89,145)
   Issuance of stock for cash                -0-               -0-              246,590
                                           -----             -----            ---------

Net cash provided by financing
   activities                                -0-               -0-              157,445
                                           -----             -----            ---------


INCREASE (DECREASE) IN CASH                  -0-               -0-                 -0-


CASH
   Beginning of period                       -0-               -0-                 -0-

   End of period                           $ -0-             $ -0-                $ -0-
                                           =====             =====                =====


NONCASH ACTIVITIES:
   Issuance of stock for license
     agreements                              -                 -                     1



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

In the opinion of management of the Company, the unaudited consolidated financial statements for the three-month periods ended March 31, 1997 and 1996, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K which has been filed with the Securities and Exchange Commission.

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



Liquidity and Capital Resources
-------------------------------

At March 31, 1997 the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498. At December 31, 1996, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498.

The Company and its parent company, Medizone International, Inc., have had discussions with a number of potential lenders, investors and underwriters with a view towards raising additional funds to fund research and continuing operations.

The Company expects that Medizone will provide funds or undertake such actions as are necessary to continue operations of the Company. In the event that the outstanding warrants of the Company are exercised, fully or partially, the Company will expend any net proceeds for the continuation of its business including continuation of its research endeavors.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MEDIZONE CANADA LIMITED
                                                  (Registrant)



                                             s/Arthur P. Bergeron
                                            -------------------------
                                            Arthur P. Bergeron
                                            Vice President


February 10, 1998