Form 10-Q
period 1997-06-30
MEDIZONE CANADA LTD
filed 1998-02-12
CIK 821172

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                   Commission File Number
   June 30, 1997                                              33-16757-D



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



                                     1 of 11

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




                                     2 of 11

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  -  Financial Statements
--------------------------------


                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)



                                     ASSETS

                                        June 30,              December 31,
                                          1997                   1996
                                        --------              ------------

Current Assets:
    Cash                                  $ -                     $ -
                                          -----                   -----

    Total Current Assets                    -                       -


Other Assets:
    License agreement                       -                       -
    Organization costs
      (net of accumulated
       amortization of $5,520
       and $5,520, respectively)            -                       -
                                          -----                    -----

Total Assets                              $ -                      $ -
                                          =====                    =====





                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current Liabilities:
    Accounts payable                                 $ 9,498
    Accrued expenses                                   2,000            2,000
                                                     -------            -----

    Total Current Liabilities                         11,498           11,498
                                                     -------           ------

Commitments and Contingencies (Note 1)

Stockholders' Deficiency
    Common stock, authorized 100,000,000 shares, par
         value $.001 per share; issued and outstanding
         36, 493,333                                  36,493           36,493
    Additional paid-in capital                       173,453          173,453
    Deficit accumulated during development stage    (221,444)        (221,444)
                                                    ---------        ---------

    Total Stockholders' Deficiency                  ( 11,498)        ( 11,498)
                                                    ---------        ---------

                                                    $  -             $  -
                                                    =======          =======








The accompanying notes are an integral part of these consolidated financial statements.





                                     3 of 11

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                  Interim Consolidated Statements of Operations
                                   (unaudited)



                                                                                              From the
                                                                                              Date of
                                                                                              Inception
                                                                                              (Nov. 18,
                                      For the Six Months         For the Three Months         1987)
                                      Ended June 30,             Ended June 30,               through
                                      ------------------         -------------------
                                      1996        1997           1997          1996           June 30,
                                      ----        ----           ----          ----           --------
                                                                                              1997
                                                                                              ----


Sales:                                $-0-         $-0-         $-0-            $-0-            $-0-
                                      ----         ----         ----          -------          -----

Costs and Expenses:                    -0-          -0-          -0-             -0-          29,554
                                      ----         ----         -----         -------

General &                              -0-          -0-          -0-            744          191,890
administrative                        ----         ----         ----          ------         -------
expenses


Total Costs &                          -0-          -0-          -0-            744          221,444
Expenses                              -----        ------       -----         ------         -------

Net Loss                              $-0-         $(744)       $-0-         $ (744)         $(221,444)
========                              =====        ======       =====        =======         ==========

Weighted average                      36,493,333   36,493,333   36,493,000   36,493,000      33,198,000
number of shares                      ==========   ==========   ==========   ==========      ==========
outstanding


Loss per Share ....                   $-0-         $-0-         $-0-         $-0-            $-0-
                                      ====         ====         ====         ====            ====


















                  The accompanying notes are an integral part
                        of these consolidated financial
                                  statements.






                                     4 of 11

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through June 30, 1997
                                   (unaudited)

                                                                       Deficit
                                                                     Accumulated
                                                 Shares  Additional    During
Medizone Canada Ltd. -          Common Stock     to be   Paid-in     Development
Canadian                     Shares       Amount Issued  Capital        Stage
----------------------       ------       ------ ------  ----------  -----------

Initial issuance of shares
   exchanged for license
   agreement, November 1987
   ($.0000003 per share)     3,000,000    $    1
Share issued for cash,
   November 1987 ($1/share)          1         1
Net loss for the year
   ended December 31, 1987   ---------    ------                      $ (1,000)
                                                                      ---------
Balance, Dec. 31, 1987       3,000,000         2                        (1,000)

Sale of shares for cash
   ($.7692 per share, no par
   value)                      130,000   100,000
                             ---------   -------

                             3,130,000  $100,002                      $ (1,000)
                             =========  ========                      =========
KPC Investments
----------------
Initial capitalization of
   KPC investments ($.001 par
   value) July 1984 ($.003
   per share)                 590,000   $    590         $      910
Shares issued for cash
   April 1985 ($.003/share) 3,000,000      3,000              6,819
Shares & warrants issued
   for cash June 1988       2,000,000      2,000             82,089
                            ---------      -------           -------
                            5,590,000   $  5,590            $89,818
                            =========   ========            =======

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






                                                             5 of 11

                            MEDIZONE CANADA LIMITED AND SUBSIDIARY
                                (A Development Stage Company)
                  Consolidated Statement of Changes in Stockholders' Equity
          From the Date of Inception (November 18, 1987) through June 30, 1997
                                          (unaudited)

                                                                       Deficit
                                                                     Accumulated
                                                  Shares  Additional   During
Medizone Canada Ltd. -             Common Stock   to be     Paid-in  Development
Utah (con't.)                  Shares      Amount Issued    Capital    Stage
----------------------         ------      ------ ------  --------- ------------
Shares reserves for
   issuance to minority
   shareholder               (1,126,888)   (1,127) $1,127
Share issued for servi-
   ces ($.005/share)          1,938,000     1,938         $    8,062
Return of capital to
   majority shareholder                                     (50,851)

Net loss for the year
   ended December 31, 1988                                            $(106,392)
                              -----------  -------- ------  --------
Balance, Dec. 31, 1988         33,533,112  33,533   1,127    113,580   (107,392)

Return of Capital to
   majority shareholder                                     (58,056)

Net loss for the year
   ended Dec. 31, 1989                                                  (26,179)
                              -----------  -------- ------  ---------   --------

Balance, Dec. 31, 1989         33,533,112  33,533   1,127      55,524  (133,571)
Sale of shares for cash
   (from $.05 to $.075/sh)        983,333     983
Shares issued for services
   ($.05 per share)               850,000     850
Shares issued to minority
   shareholder which had
   been previously reserved     1,126,888   1,127 (1,127)
Return of capital to
   majority shareholder                                       (42,480)

Net loss for the year
   ended Dec. 31, 1990                                                  (28,561)
                              -----------  ------ -------     -------   --------

Balance, Dec. 31, 1990         36,493,333  36,493  -0-        111,211  (162,132)

Capital received from
   majority shareholder                                         9,100

Net loss for the year
   ended Dec. 31, 1991                                                   (8,150)
                              -----------  ------ -------     -------  ---------

Balance, Dec. 31, 1991         36,493,333  36,493  -0-        120,311  (170,282)

Capital received from
   majority shareholder                                         6,314

Net loss for the year
   ended Dec. 31, 1992                                                   (8,334)
                              -----------  ------ -------    --------  ---------

Balance, Dec. 31, 1992        36,493,333   36,493       -0-   126,625  (178,616)

Capital received from
   majority shareholder                                        25,936


The accompanying notes are an integral part of these consolidated financial statements.






     6 of 11

Net loss for the year
   ended Dec. 31, 1993                                                  (32,357)
                          -----------   --------   -------   ---------  --------

Balance, Dec. 31, 1993    36,493,333    36,493       -0-     152,561   (210,973)

Capital received from
   majority shareholder                                       12,038

Net loss for the year
   ended Dec. 31, 1994                                                   (3,617)
                         -----------    -------   -------    ---------   -------

Balance, Dec. 31, 1994   36,493,333     36,493       -0-     164,599   (214,590)

Capital received from
   majority shareholder                                        5,553

Net loss for the year
   ended Dec. 31, 1995                                                   (3,553)
                         -----------    -------   -------    ---------   -------

Balance, Dec. 31, 1995    36,493,333    36,493       -0-     170,152   (218,143)

Capital received from
   majority shareholder                                        3,301

Net loss for the six                                                     (3,301)
   months ended, Dec. 31, ----------   -------      -----   --------  ----------
   1996

Balance, Dec. 31, 1996    36,493,333   $36,493      $ -0-   $173,453  $(221,444)

Net loss for the six
   months ended
   June 30, 1997                                                          -0-

Balance, June 30, 1997    36,493,333   $36,493      $  -0-  $173,453  $(221,444)
                                                     =====   =======   ========



The accompanying notes are an integral part of these consolidated financial statements.






                                                             7 of 11

            MEDIZONE CANADA LIMITED AND SUBSIDIARY
                 (A Development Stage Company)
              Consolidated Statement of Cash Flow
                          (unaudited)
        Increase (Decrease) in Cash and Cash Equivalents
                                                                   From the Date
                                                                   of Inception
                                  For the Six Months Ended          (Nov. 18,
                                           June 30,                    1987)
                                  --------------------------------    through
                                  1997                        1996   March 31,
                                  ----                        ----  ----------
                                                                       1997
                                                                       ----
OPERATING ACTIVITIES:
   Net loss                           $ -0-                $ (744)   $(221,444)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:                                     -0-
     Issuance of stock for services     -0-                    -0-      52,500
     Write-off of prior year payables   -0-                    -0-     (25,261)
     Amortization                       -0-                    -0-       5,520
     Write-off of license agreement     -0-                                  1
   Changes in assets and liabilities:
     Accounts payable and accrued                            (2,000)
       expenses                         -0-                  -------    36,759
                                       ----                             -------

Net cash used in operating activities   -0-                  (2,744)  (151,925)
                                       -----                 -------  ---------



INVESTMENT ACTIVITIES:
   Additions to other assets:
     Organization costs                 -0-                    -0-      (5,520)
                                       -----                  -----    --------

Net cash used in investing activities   -0-                    -0-      (5,520)
                                       -----                  -----     -------


FINANCING ACTIVITIES:
   Cash received from (advanced to)
     majority shareholder               -0-                   2,744    (89,145)
   Issuance of stock for cash           -0-                    -0-     246,590
                                       -----                  -----    --------

Net cash provided by financing
   activities                           -0-                   2,744    157,445
                                       -----                  -----    -------


INCREASE (DECREASE) IN CASH             -0-                    -0-       -0-


CASH
   Beginning of period                  -0-                    -0-       -0-

   End of period                      $ -0-                  $ -0-     $ -0-
                                      =====                  =====     =====


NONCASH ACTIVITIES:
   Issuance of stock for license
     agreements                         -                      -          1


The accompanying notes are an integral part of these consolidated financial statements.






                                                             8 of 11

                               MEDIZONE CANADA LIMITED AND SUBSIDIARY
                                    (A Development Stage Company)
                        Notes to Unaudited Consolidated Financial Statements

                                               June 30, 1997




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

In the opinion of management of the Company, the unaudited consolidated financial statements for the six month periods ended June 30, 1997 and 1996, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K which has been filed with the Securities and Exchange Commission.






                                                      9 of 11

Item 2.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



Results of Operations

General

Six-month periods ended June 30, 1997, and June 30, 1996

No research and development expenses were incurred in 1997 or 1996. No general and administrative expenses were incurred in 1997 or 1996 period. General administrative expenses in 1996 were $744 which were shareholder costs and professional fees.



Liquidity and Capital Resources

At June 30, 1997 the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498. At December 31, 1996, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498.

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





                                                   10 of 11

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




February 10, 1998






                                    11 of 11