Form 10-Q
period 1997-09-30
MEDIZONE CANADA LTD
filed 1998-02-18
CIK 821172

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended                     Commission File Number
      September 30, 1997                           33-16757-D

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.


      YES                                         NO  X
         -----                                      -----


At February 3, 1998, there were outstanding 36,493,333 shares of the registrant's common stock.




                                     1 of 11

                    MEDIZONE CANADA LIMITED AND SUBSIDIARY


                                      Index

                               September 30, 1997




                                                                            Page
                                                                          Number
                                                                          ======
                         PART I - FINANCIAL INFORMATION


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



                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)



                                     ASSETS

                                                       September 30,        December 31,
                                                           1997                 1996
                                                       -------------        ------------
Current Assets:
    Cash                                                $   -                 $   -
                                                        ---------             ---------
    Total Current Assets                                    -                     -


Other Assets:
    License agreement
    Organization costs (net of accumulated amortization
       of $5,520 and $5,520, respectively)                  -                     -
                                                        ---------             ---------
Total Assets                                            $   -                 $   -
                                                        =========             =========




                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current Liabilities:
    Accounts payable                                    $   9,498             $   9,498
    Accrued expenses                                        2,000                 2,000
                                                        ---------             ---------
    Total Current Liabilities                              11,498                11,498
                                                        =========             =========
Commitments and Contingencies (Note 1)

Stockholders' Deficiency
   Common stock, authorized 100,000,000 shares, par
      value $.001 per share; issued and outstanding
         36, 493,333                                       36,493                36,493
   Additional paid-in capital                             173,453               173,453
   Deficit accumulated during development stage          (221,444)             (221,444)

   Total Stockholders' Deficiency                        ( 11,498)             ( 11,498)

                                                        $   -                   $  -


                  The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 11

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                  Interim Consolidated Statements of Operations
                                   (unaudited)

                                                                                   From the
                                                                                   Date of
                                                                                   Inception
                                                                                   Nov. 18,
                       For the Nine Months            For the Three Months         1987)
                       Ended September 30,            Ended September 30,          through
                       -------------------            --------------------
                       1997           1996            1997            1996        September
                       ----           ----            ----            ----        30, 1997
                                                                                  ---------
Sales                  $-0-            $-0-            $-0-          $-0-         $-0-
                       ----            ----            ----          ----         ----

Costs and Expenses:     -0-             -0-             -0-           -0-         29,554


General &               -0-             1,301           -0-           557         191,890
administrative
expenses

Total Costs &          -0-              1,301           -0-           557         221,444
Expenses

Net Loss               $-0-             $1,30          $-0-          $(557)       $(221,444)
                       ====             =======        ====          ======       ==========
Weighted average       36,493,333       36,493,333     36,493,000    36,493,000   33,367,000
number of shares       ==========       ==========     ==========    ==========   =============
outstanding

Loss per Share         $-0-             $-0-           $-0-           $-0-        $-0-
                       ====             ====           ====           ====        ====




                  The accompanying notes are an integral part of these consolidated financial statements.




                                     4 of 11

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
    From the Date of Inception (November 18, 1987) through September 30, 1997
                                   (unaudited)



                                                                                       Deficit
                                                                                     Accumulated
                                                          Shares      Additional        During
Medizone Canada Ltd. -              Common Stock          to be       Paid-in        Development
Canadian                         Shares         Amount    Issued      Capital           Stage
----------------------           ------         ------    ------      ----------     -----------

Initial issuance of shares
   exchanged for license
   agreement, November 1987
   ($.0000003 per share)         3,000,000      $     1
Share issued for cash,
   November 1987 ($1/share)              1            1
Net loss for the year
   ended December 31, 1987       ---------      -------                               $ (1,000)
                                                                                      ---------
Balance, Dec. 31, 1987           3,000,000            2                                 (1,000)

Sale of shares for cash
   ($.7692 per share, no par
   value)                          130,000      100,000
                                 ---------     --------                               ---------
                                 3,130,000     $100,002                               $ (1,000)
                                 =========     ========                               =========
KPC Investments
---------------
Initial capitalization of
   KPC investments ($.001 par
   value) July 1984 ($.003
   per share)                      590,000    $     590                   910
Shares issued for cash
   April 1985 ($.003/share)      3,000,000        3,000                 6,819
Shares & warrants issued
   for cash June 1988            2,000,000        2,000                82,089
                                 ---------     --------               -------
                                 5,590,000     $  5,590               $89,818
                                 =========     ========               =======
Medizone Canada Ltd. -
Utah
----------------------
Existing shares of MCL
   Utah (formerly KPC
Investments ..............       5,590,000     $  5,590             $  89,818
Exchange of 3,130,001
   shares of Medizone Canada
   Ltd.-Canadian for shares
   of MCL-Utah resulting in a
   reverse merger December
   1988                         27,132,000       27,132                66,551



                  The accompanying notes are an integral part of these consolidated financial statements.




                                     5 of 11

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
    From the Date of Inception (November 18, 1987) through September 30, 1997
                                   (unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                           Shares       Additional       During
Medizone Canada Ltd. -                Common Stock         to be         Paid-in       Development
Utah (con't.)                    Shares        Amount      Issued        Capital         Stage
----------------------           ------        -----       ------       ----------     -----------
Shares reserves for
   issuance to minority
   shareholder                (1,126,888)     (1,127)     $1,127
Share issued for servi-
   ces ($.005/share)           1,938,000       1,938                     $   8,062
Return of capital to
   majority shareholder                                                    (50,851)

Net loss for the year
   ended December 31, 1988                                                              $(106,392)
                              ----------      ------       -----           -------      ----------
Balance, Dec. 31, 1988        33,533,112      33,533       1,127           113,580       (107,392)

Return of Capital to
   majority shareholder                                                    (58,056)

Net loss for the year
   ended Dec. 31, 1989                                                                    (26,179)
                              ----------      ------       -----            ------       ---------
Balance, Dec. 31, 1989        33,533,112      33,533       1,127            55,524       (133,571)

Sale of shares for cash
   (from $.05 to $.075/sh)       983,333         983
Shares issued for services
   ($.05 per share)              850,000         850
Shares issued to minority
   shareholder which had
   been previously reserved    1,126,888       1,127      (1,127)
Return of capital to
   majority shareholder                                                    (42,480)

Net loss for the year
   ended Dec. 31, 1990                                                                    (28,561)
                             -----------     -------    -------           ---------      ---------
Balance, Dec. 31, 1990        36,493,333      36,493       -0-              111,211      (162,132)

Capital received from
   majority shareholder                                                       9,100

Net loss for the year
   ended Dec. 31, 1991                                                                                        (8,150)
                              ----------      ------    ------            ---------      ---------
Balance, Dec. 31, 1991        36,493,333      36,493       -0-              120,311      (170,282)

Capital received from
   majority shareholder                                                       6,314

Net loss for the year
   ended Dec. 31, 1992                                                                   (8,334)
                              ----------      ------    ------           ---------       --------
Balance, Dec. 31, 1992        36,493,333      36,493       -0-             126,625       (178,616)

Capital received from
   majority shareholder                                                     25,936


                  The accompanying notes are an integral part of these consolidated financial statements.




                                     6 of 11

Net loss for the year
   ended Dec. 31, 1993                                                                (32,357)

Balance, Dec. 31, 1993         36,493,333         36,493   -0-          152,561      (210,973)

Capital received from
   majority shareholder                                                  12,038

Net loss for the year
   ended Dec. 31, 1994                                                                 (3,617)

Balance, Dec. 31, 1994         36,493,333         36,493   -0-          164,599      (214,590)

Capital received from
   majority shareholder                                                   5,553

Net loss for the year
   ended Dec. 31, 1995             (3,553)

Balance, Dec. 31, 1995         36,493,333         36,493   -0-          170,152      (218,143)

Capital received from
   majority shareholder                                                   3,301

Net loss for the six
   months ended, Dec. 31,                                                              (3,301)
   1996

Balance, Dec. 31, 1996         36,493,333    $    36,493   $ -0-    $   173,453   $  (221,444)

Net loss for the six
   months ended
   June 30, 1997                                             -0-

Balance, June 30, 1997         36,493,333    $    36,493   $ -0-   $   173,453    $  (221,444)


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

                                                                               From the Date
                                                                               of Inception
                                               For the Nine Months Ended         (Nov. 18,
                                                      September 30,                1987)
                                                                                  through
                                               1997           1996          September 30, 1997
                                               ----           ----          ------------------

OPERATING ACTIVITIES:
   Net loss                                  $ -0-         $ (1,301)            $(221,444)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:                                     -0-
     Issuance of stock for services            -0-             -0-                  52,500
     Write-off of prior year payables          -0-             -0-                 (25,261)
     Amortization                              -0-             -0-                   5,520
     Write-off of license agreement            -0-                                       1
   Changes in assets and liabilities:
     Accounts payable and accrued                            (2,000)
       expenses                                -0-                                  36,759

Net cash used in operating activities          -0-           (3,301)              (151,925)

INVESTMENT ACTIVITIES:
   Additions to other assets:
     Organization costs                        -0-             -0-                  (5,520)

Net cash used in investing activities          -0-             -0-                  (5,520)

FINANCING ACTIVITIES:
   Cash received from (advanced to)
     majority shareholder                      -0-            3,301                (89,145)
   Issuance of stock for cash                  -0-             -0-                 246,590

Net cash provided by financing
   activities                                  -0-            3,301                157,445

INCREASE (DECREASE) IN CASH                    -0-             -0-                    -0-

CASH
   Beginning of period                         -0-             -0-                    -0-

   End of period                             $ -0-           $ -0-                   $ -0-

NONCASH ACTIVITIES:
   Issuance of stock for license
     agreements                                -               -                        1

                  The accompanying notes are an integral part of these consolidated financial statements.

                                     8 of 11

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1997

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

In the opinion of management of the Company, the unaudited consolidated finan-cial statements for the nine month periods ended September 30, 1997 and 1996, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K which has been filed with the Securities and Exchange Commission.

                                     9 of 11

Item 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

General

Nine-month periods ended September 30, 1997, and September 30, 1996

No research and development expenses were incurred in 1997 or 1996. No general and administrative expenses were incurred in 1997 or 1996 period. General administrative expenses in 1996 were $1,301 which were shareholder costs and professional fees.


Liquidity and Capital Resources

At September 30, 1997, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498. At December 31, 1996, the Company had a working capital deficiency of $11,498 and a shareholders' deficiency of $11,498.

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