Form 10KSB
period 1997-12-31
MEDIZONE CANADA LTD
filed 1998-04-01
CIK 821172

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

                                  (Check One):

[ X ] Form  10-K and Form  10-KSB
[   ] Form  20-F
[   ] form 11-K
[   ] Form 10-Q and Form 10-QSB
[   ] Form N-SAR

For Period Ended: December 31, 1997

[ ] Transition Report on Form 10-K [ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K [ ] Transition Report on Form 10-Q
[ ] Transition

Report on Form N-SAR For the Transition Period Ended:__________________________
_______________________________________________________________________________

          If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: Part II, Item 5: Marker for Registrant's Common Stock and Related Stockholder Matters and

Item 8:  Financial Statements.
________________________________________________________________________________
Part I - Registrant Information

         Full Name of Registrant:  Medizone Canada Limited
         Former Name if Applicable: (originally, KPC Investments, Inc.) 4505 South Wasatch Boulevard

         Address of Principal Executive Office (Street and Number) Salt Lake City, Utah
         City, State and Zip Code


Part II - Rules 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b) the following should be completed. (Check box if appropriate).

[ X ] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[ X ] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[   ] ( ) The  accountant's  statement  or  other  exhibit  required  by Rule
12b-25(c) has been attached if applicable.


Part III - Narrative

The Registrant was not able to make payment to its auditors in a timely manner so as to include its financial information in the report. The Registrant was not able to obtain market information from the National Quotation Bureau in a timely manner.


Part IV - Other Information

          (1) Name and telephone number of person to contact in regard to this notification Andrew E. Goldstein, Esq. (212) 826-2000 (Name) (Area Code) (Telephone Number)

          (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                                [ X ] Yes [ ] No

          (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                                [ ] Yes [ X ] No

          If  so;  attach  an  explanation  of  the  anticipated   change,  both
narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

          Medizone Canada Limited (Name of Registrant as specific in charter) has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date March 30, 1997      By s/Milton  G. Adair Milton G.
                                        ------------------------------------
                                        Adair, President and Chief Executive
                                               Officer