Form 10-K
period 1997-12-31
MEDIZONE CANADA LTD
filed 1998-04-03
CIK 821172

Item 5 and Item 8 are the subject in a Form 12b-25.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1935

                   For the fiscal year ended December 31, 1997

                       Commission File Number: 33-16757-D

MEDIZONE     CANADA    LIMITED     (originally    KPC     Investments,     Inc.)
--------------------------------------------------------------------------------
(Exact name of Registrant as stated in its corporate charter)

        Utah                                87-0431771
----------------------------------------------------------------
(state of incorporation)           (I.R.S. Employer I.D. Number)

4505 South Wasatch Boulevard, Suite 210, Salt Lake City  84124
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number:        (801) 274-8400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
The Registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. Yes No X

The aggregate market value of voting common stock held by non-affiliates of the Registrant was $___________ on March ___, 1998, based on the average bid and asked prices of such stock as reported on the NASD OTC Bulletin Board.

According to information received from Registrant's transfer agent, as of March 18, 1998, Registrant had 36,493,333 shares outstanding (of which 26,115,242 were restricted).

DOCUMENTS INCORPORATED BY REFERENCE:  None

SUPPLEMENTAL INFORMATION: The Registrant intends to furnish its shareholders with n annual report for 1997 and a shareholder information statement subsequent to the filing of the 10-K.

                               TABLE OF CONTENTS
                                    PART I                                  Page
Item 1.          Business...................................................  3

Item 2.           Properties................................................ 11

Item 3.           Legal Proceedings......................................... 11

Item 4.           Submission of Matters to a Vote of Security
                  Holders................................................... 11

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.....................................   12

Item 6.           Selected Financial Data.................................   13

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   14

Item 8.           Financial Statements and Supplementary Data.............   15

Item 9.           Changes in and Disagreements with Accountants on
                  Auditing and Financial Disclosure.......................   15

                                                     PART III
Item 10.          Directors and Executive Officers .......................   15

Item 11.          Executive Compensation..................................   17

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management..........................................   18

Item 13.          Certain Relationships and Related Transactions..........   19

                                                      PART IV
Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.................................   19

                  Signatures..............................................   20

                  Exhibits Index.........................................   E-1

                  Financial Statements....................................  F-1

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

     On May 16, 1994, MII announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of Joseph S. Latino's employment with MII, MII's inquiry into the conduct of its operations during Dr. Latino's tenure as its Chairman, President and Chief of Research disclosed that human trials of MII's ozone therapy on patients infected with either Acquired Immunodeficiency Syndrome (AIDS)or Hepatitis B (chronic active) has not been authorized by Naples or commenced at that institution. MII also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for MII to conduct Phase II trials, they would require MII to have either completed a large animal study and Phase I trials or to have these requirements waived. MII has never performed a large animal study or Phase I clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans. MII has held discussions with an Italian Contract Research Organization (the "ICRO") with a view to having the ICRO act as an intermediary on behalf of MII with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of MII's ozone technology on humans in lieu of having MII perform a large annual study and possibly even a Phase I clinical study. The ICRO would also design a research program and protocols for clinical trials which would meet the standards of the EU and FDA, monitor the clinical terms and collect and prepare analyses of the data produced by the trials. MII will not be able to enter into a formal contract with ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, MII will be required to perform its own Phase I clinical trials and possibly a large animal study. In late 1997, MII entered into a discussions with Italian and Belgium clinicians with regard to them performing Phase I clinical studies. However, assuming the Italian Ministry of Health did not grant MII's request for a waiver, no formal agreements with these clinicians would be signed and the studies would not begin until MII obtains additional funding. MII estimates that it would require an infusion of approximately $1.5 million to advance the above-described research initiatives through the completion of a Phase III study and submission of the data for approval to the Italian Ministry of Health.

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

     Pursuant to the Equipment Contract, the Manufacturer has produced a working prototype of ozone generating devices dedicated to the use of hollow fibers or similar gas exchange technology covered under MII's patents, satisfactory to MII (the "Equipment"), and will make all data generated from the use of the Equipment available to MII. The Equipment Contract calls for the Manufacturer to manufacture twenty pieces of the Equipment at a purchase price of $9,000 per unit, for an aggregate of $180,000, payable as follows:

         (a)      $25,000, paid upon approval of the prototype;
         (b) $55,000, payable in fifteen installments of $3,667 with five such installments ($18,335) being paid on each delivery of five units of the Equipment; and
         (c) one million shares of MII's common stock, bearing a restrictive legend,500,000 shares of which were issued on the date the Equipment Agreement was executed with the remaining 500,000 shares issued on March 16, 1997.

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

Item 3.  Legal Proceedings.
         -----------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
     No matters were submitted to a vote of securities holders during the fourth quarter of the year ending December 31, 1997.


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

          On March ___, 1998, according to the NGB Non-NASDQ Price Report furnished by the National Quotation Bureau, there was one marketmaker submitting quotations in the Company's shares, and the average of the high and low bids for the shares was $ . Such prices reflect interdealer prices without retail markup, markdown or commission; are not necessarily representative of actual transactions, or of the value of the Company's securities; and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

     Shown below is information obtained from the National Quotation Bureau, indicating the high bid and low bid prices for a share of the Company's common stock at the end of each of the four calendar quarters of fiscal 1996 and 1997, representing prices between dealers which do not include retail markup, markdown or commission. They do not reflect actual transactions.

                                      Bid Price
                    Calendar Period           High          Low
                    ---------------           ----          ---
         1996        First Quarter             .02           .02
                     Second Quarter            .05           .03
                     Third Quarter             .04           .02
                     Fourth Quarter           .025           .02

         1997        First Quarter
                     Second Quarter
                     Third Quarter
                     Fourth Quarter

Number of Holders

     On March 18, 1998, according to the Company's transfer agent, there were 223 holders of record of the Company's par value $.001 common stock.


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

Item 6.  Selected Financial Data.
         -----------------------

                                                                               Year Ended
                                                                                December 31,
                                                                                ------------
                       1997           1996           1995          1994          1993
                       ----           ----           ----          ----          ----

Operations Data:

Revenues              $-0-           $-0-           $-0-            $-0-           $-0-

Net (loss)            (1744)         (3,301)        (3,553)         (3,617)       (32,357)

Net loss)               -0-          - 0 -           -0-             -0-            -0-
  per common share

Weighted average       36,493,000    36,493,000     36,493,000      36,493,000     36,493,000
  common shares out-
  standing

Balance Sheet
   Data:

Working capital      $(10,898)     $(11,498)       $(11,498)      $(13,498)      $(21,919)
   (deficiency)

Total assets            -0-          - 0 -           -0-             -0-            -0-

Long-term               -0-          - 0 -           -0-             -0-              -0-
   liabilities

Accumulated          (223,188)     (221,444)       (218,143)      (214,590)      (210,973)
   (deficit)

Stockholders'         (10,898)      (11,498)        (11,498)       (13,498)       (21,919)
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

     Years ended December 31, 1997 and December 31, 1996.
     ---------------------------------------------------

     Research and development expenses in 1997 were $-0- and were $-0- in 1996.

     General and administrative expenses in 1997 consisted of accounting fees of $1,400 and other miscellaneous expenses of $344.

     General and administrative expenses in 1996 consisted of accounting fees of $2,000, legal fees of $652 and other miscellaneous expenses of $649.

     Net cash used in operating activities was $2,344 in 1997 as compared to $3,301 in 1996. The decrease was due to decreased general and administrative expenses.

     Cash provided by financing activities decreased in 1997 to $2,344 as compared to $3,301 in 1996. These amounts represent capital received from the parent company, MII.

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

     Net cash used in operating activities was $3,301 in 1996 as compared to $5,553 in 1995. The decrease was due to decreased general and administrative expenses.

     Cash provided by funding activities decreased in 1996 to $3,301 as compared to $5,553 in 1995. These amounts represent capital received from the parent company, MII.

Liquidity and Capital Resources

     At December 31, 1997, Registrant had a working capital deficiency of $10,898 and a stockholders' deficiency of $10,898. At December 31, 1996, Registrant had a working capital deficiency of $11,498 and a stockholders' deficiency of $11,498.

     Registrant will continue to require additional capital in order to gain the necessary regulatory approvals. There is no assurance that such capital will be raised. If adequate funding cannot be obtained, Registrant may be required to substantially reduce or cease operations.

     Registrant has outstanding warrants to purchase 4,000,000 shares of common stock at $.125 per share, the expiration date which had been extended to December 31, 1997, at which date they expired.

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


Executive Compensation

     The officers of the Company do not receive any compensation from the Company. Its president, vice president/chief financial officer and secretary are compensated by MII. The following table sets forth the compensation paid by MII to Joseph S. Latino, the Company's past President and Chief Executive Officer in 1995 and 1996, Milton Adair its current President and Chief Executive Officer in 1997, and Arthur P. Bergeron, the Company's Vice-President, Treasurer and Chief Financial Officer for the 1995, 1996 and 1997 fiscal years.

                        Summary Compensation Table
                       ---------------------------

                                                                               Long Term
                                                      Annual Compensation      Compensation
                                                      -------------------      ------------

Name and Principal                                             Other Annual
Position                                                       Compensation
------------------                                             ------------
                             Year      Salary         Bonus                    Options #
                             ----      ------         -----                    ---------

Joseph S. Latino, Ph.D.,    1996      $180,000         -0-        (1)
President and Chief         1995      $180,000         -0-        (1)         3,000,000
Executive  Officer

Milton G. Adair,            1997      $200,000         -0-        -0-         3,000,000(2)
President and Chief
Executive Officer
Arthur P. Bergeron, Vice    1997      $ 72,000(3)     - 0 -       (4)         1,500,000
President, Treasurer and    1996      $ 72,000(3)     - 0 -
Chief Financial Officer     1995      $ 72,000        - 0 -

Employment Agreements

     The Company does not have employment agreements with its officers. MII has employment agreements with Dr. Latino and Mr. Bergeron pursuant to which they are to serve as officers of the Company without additional compensation. Dr. Latino's employment agreement was terminated for cause in May 1997.

     ---------------

1 In 1995 and 1996, Dr. Latino was reimbursed for certain automobile expenses and other business expenses, in the amounts of $33,222 and $45,642, respectively. In 1995 and 1996, MII provided Dr. Latino with health insurance, paying premiums in the amounts of $9,438 and $10,380, respectively.

2 On December 16, 1997, Mr. Adair was granted options to purchase 3,000,000 shares of MII's Common Stock pursuant to the MII's 1997 Qualified Stock Option Plan (the "Option Plan"). The options vest at the rate of 500,000 shares every six months and, once vested, may be exercised over a period of ten years at a price equal to the Common Stock's market value at the date of grant ($.06). The Option Plan will be submitted to a shareholder vote at MII's 1997 annual meeting.

3 In 1996, due to MII's financial condition, Mr. Bergeron received only $36,000 of his salary. He has not received payment of his salary in 1997.

4 In 1995, 1996 and 1997, MII provided Mr. Bergeron with health insurance, paying premiums of $9,438, $10,380, and $2,595 (until April 18, 1997, when MII's group health plan was cancelled.

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

                               BOARD OF DIRECTORS
                                Edwin G. Marshall
                                 Milton G. Adair
                              Dr. Gerard V. Sunnen

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
          ---------------------------------------------------

     The following table sets forth certain information as of March 18, 1998, pertaining to the beneficial ownership of Common Stock, by (i) persons known to the Company to own 5% or more of the outstanding Common Stock, (ii) each director and executive officer of the Company as of December 31, 1997 and (iii) all directors and executive officers of the Company as a group.

                                       Number of Shares    Percentage of Total
Name and Address                      Beneficially Owned       Outstanding

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

---------------
(*) Indicates less than 1%.

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

                          MEDIZONE CANADA LIMITED


                          By: s\Milton G. Adair
                              --------------------
                              Milton G. Adair
                              President

Date:  March 30, 1998



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, in the capacities shown and on the date indicated:

Date:  March 30, 1998                         s\Milton G. Adair
                                            -----------------------------------
                                                   Milton G. Adair, President
                                                   Chief Executive Officer
                                                   and Director


Date:  March 30, 1998                          s\Arthur P. Bergeron
                                            -----------------------------------
                                                   Arthur P. Bergeron,
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer


Date:  March 30, 1998                          s\Edwin G. Marshall
                                            -----------------------------------
                                                   Edwin G. Marshall, Director


Date:  March 30, 1998                          s\Gerard V. Sunnen
                                            -----------------------------------
                                                     Gerard V. Sunnen, Director

                   Exhibits and Financial Statement Schedules
                   ------------------------------------------

     The following Exhibits form a part of this Annual Report on Form 10-K:

Exhibit
Number       Description of Exhibit
-------      ----------------------

2            Agreement and Plan of Reorganization dated December 23, 1988.1

3(a)         Articles of Incorporation of Registrant.2

3(b)         By-laws of Registrant.2

3(c)         Articles of Amendment to Registrant's Articles of Incorporation.1

10(a) Agreement made and entered into as of November 30, 1987 between Medizone International, Inc. and MCL Medizone Canada Ltd.2

10(b) Agreement made as of May 18, 1994, among Medizone International, Inc., Medizone Canada Ltd., John M. Kells, George Handel, John Pealer, Joseph S.Latino, Terrence O. McGrath and Philip J. Watrous.3

16           Letters re: change in certifying accountants.3

-----------------------

(1) Incorporated by reference to the Registrant's current report on Form 8K, reporting an event that occurred on December 23, 1988

(2) Incorporated by reference to an exhibit filed as Registrant's registration statement on Form S-18, effective December 14, 1987

(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1994.