Form 10-K/A
period 1997-12-31
MEDIZONE CANADA LTD
filed 1998-04-13
CIK 821172

Item 5 and Item 8 were the subject of a Form 12b-25
                        and are included in this report.

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. Yes No X

The aggregate market value of voting common stock held by non-affiliates of the Registrant was $237,109 on March 30, 1998, based on the average bid and asked prices of such stock as reported on the NASD OTC Bulletin Board.

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

     On March 30, 1998, according to the NGB Non-NASDQ Price Report furnished by the National Quotation Bureau, there was one marketmaker submitting quotations in the Company's shares, and the average of the high and low bids for the shares was $.02. Such prices reflect interdealer prices without retail markup, markdown or commission; are not necessarily representative of actual transactions, or of the value of the Company's securities; and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

     Shown below is information obtained from the National Quotation Bureau, indicating the high bid and low bid prices for a share of the Company's common stock at the end of each of the four calendar quarters of fiscal 1996 and 1997, representing prices between dealers which do not include retail markup, markdown or commission. They do not reflect actual transactions.

                                      Bid Price
                    Calendar Period           High          Low
                    ---------------           ----          ---
         1996        First Quarter             .02           .02
                     Second Quarter            .05           .03
                     Third Quarter             .04           .02
                     Fourth Quarter           .025           .02

         1997        First Quarter            .025           .02
                     Second Quarter           .045           .01
                     Third Quarter            .05            .025
                     Fourth Quarter           .035           .02

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

                             MEDIZONE CANADA LIMITED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page



Report of Andersen, Andersen & Strong, Independent
Certified Public Accountants.................................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Changes in Stockholders' Equity...................F-5

Consolidated Statements of Cash Flows........................................F-9

Notes to Consolidated Financial Statements..................................F-10

                               INDEX TO SCHEDULES

                                  None Required

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Medizone Canada Limited

We have audited the consolidated balance sheets of Medizone Canada Limited and subsidiary (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995, and the period November 18, 1987 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medizone Canada Limited and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, and the period November 18, 1987 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

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


Salt Lake City, Utah
March 19, 1998

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                      ASSETS
                                                                                    1997                  1996
                                                                                   ------                ------
CURRENT ASSETS

   Cash                                                                      $       -              $      -
                                                                              ------------           ------------

             Total Current Assets                                                    -                     -
                                                                              ------------           ------------

OTHER ASSETS

   License agreement                                                                 -                     -
   Organization costs (net of accumulated
       amortization of $5,520)                                                       -                     -
                                                                              ------------           ------------

                                                                              $      -              $      -
                                                                              ============           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Accounts payable                                               $    9,498            $    9,498
   Accrued expenses                                                    1,400                 2,000

             Total Current Liabilities                                10,898                11,498

COMMITMENTS AND CONTINGENCIES
   (Notes 2 and 5)                                                      -                     -

STOCKHOLDERS' DEFICIENCY (Note 6)

   Common stock, authorized 100,000,000 shares,
       par value $.001 per share; issued and outstanding
       36,493,333 in 1997 and 1996, respectively                      36,493                36,493
   Additional paid-in capital                                        175,797               173,453
   Deficit accumulated during development stage                     (223,188)             (221,444)

             Total Stockholders' Deficiency                          (10,898)              (11,498)

                                                                  $     -              $      -
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

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      From the Date
                                                                                      of Inception
                                                                                      (November 18,
                                                                                      1987) through
                                                For the Years Ended December 31,       December 31,
                                           ---------------------------------------
                                            1997            1996            1995            1997
                                           ------          ------          ------          ------

                                                                                                                  (restated)

SALES                                $       --      $       --      $       --      $       --
                                      ------------    -------------   -------------   ------------

COSTS AND EXPENSES

   Research and development
       expenses                              --              --              --            29,554
   General and administrative
       expenses                             1,744           3,301           3,553         193,634
                                      ------------    -------------   -------------   ------------

          Total Costs and Expenses          1,744           3,301           3,553         223,188

   Net loss                          $     (1,744)   $     (3,301)   $     (3,553)   $   (223,188)
                                     =============    ============    ============    ============

   Weighted average number of
       shares outstanding              36,493,333      36,493,333      36,493,333      33,444,873
                                     =============    ============    ============    ============

   Loss per share                    $       --      $       --      $       --      $       --
                                     =============    ============    ============    ============





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 From the Date of Inception (November 18, 1987)
                       through December 31, 1997(restated)

                                                                                                     Deficit
                                                                                                  Accumulated
                                                                           Shares   Additional       During
Medizone Canada Ltd.-                             Common Stock              to be    Paid-in       Development
                                          -----------------------------
Canadian                                     Shares           Amount       Issued    Capital         Stage
                                             ------           ------       ------   ----------

Initial issuance of shares exchanged
   for license agreement, November 1987
   ($.0000003 per share)                  3,000,000    $          1          --     $      --      $      --
Share issued for cash, November 1987
   ($1 per share)                                 1               1          --            --             --
Net loss for the year ended
   December 31, 1987                             --            --            --            --           (1,000)
                                          ----------        -------      --------    ---------      ----------

Balance, December 31, 1987                 3,000,001              2          --            --           (1,000)

Sale of shares for cash ($.7692 per
   share, no par value)                      130,000        100,000          --            --             --
                                          ----------        -------      --------    ---------      ----------

                                           3,130,001    $   100,002          --     $      --      $    (1,000)
                                          ==========     ==========      ========    =========
KPC Investments

Initial capitalization of KPC
   Investments ($.001 par value),
   July 1984 ($.003 per share)               590,000    $       590          --     $      910     $      --
Shares issued for cash, April 1985
   ($.003 per share)                       3,000,000          3,000          --          6,819            --
Shares and warrants issued for
   cash, June 1988                         2,000,000          2,000          --         82,089            --

                                           5,590,000    $     5,590          --     $   89,818     $      --

Medizone Canada Ltd.- Utah

Existing shares of MCL - Utah
   (formerly KPC Investments)              5,590,000    $     5,590          --     $    89,818    $      --
Exchange of 3,130,001 shares of
   Medizone Canada Ltd. -
   Canadian for shares of MCL -
   Utah resulting in a reverse
   merger, December 1988                  27,132,000         27,132          --          66,551           --

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 From the Date of Inception (November 18, 1987)
                      through December 31, 1997 (restated)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                       Shares       Additional        During
Medizone Canada Ltd. - Utah                  Common Stock              to be         Paid-in       Development
   (continued)-                         Shares          Amount         Issued        Capital          Stage

Shares reserved for issuance to
   minority shareholder              (1,126,888)   $    (1,127)         1,127    $      --      $      --
Shares issued for services ($.005
   per share)                         1,938,000          1,938           --            8,062           --
Return of capital to majority
   shareholder                             --             --             --          (50,851)          --
Net loss for the year ended
   December 31, 1988                       --             --             --             --         (106,392)

Balance, December 31, 1988           33,533,112         33,533          1,127        113,580       (107,392)

Return of capital to majority
   shareholder                             --             --             --          (58,056)          --
Net loss for the year ended
   December 31, 1989                       --             --             --             --          (26,179)

Balance, December 31, 1989           33,533,112         33,533          1,127         55,524       (133,571)

Sale of shares for cash (from
   $.05 to $.075 per share)             983,333            983           --           56,517           --
Shares issued for services
   ($.05 per share)                     850,000            850           --           41,650           --
Shares issued to minority
   shareholder which had been
   previously reserved                1,126,888          1,127         (1,127)          --             --
Return of capital to majority
   shareholder                             --             --             --          (42,480)          --
Net loss for the year ended
   December 31, 1990                       --             --             --             --          (28,561)

Balance, December 31, 1990           36,493,333         36,493           --          111,211       (162,132)

Capital received from majority
   shareholder                             --             --             --            9,100           --


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 From the Date of Inception (November 18, 1987)
                      through December 31, 1997 (restated)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                       Shares       Additional         During

Medizone Canada Ltd. - Utah                                    Common Stock            to be          Paid-in       Development
   (continued)-                                    Shares          Amount              Issued         Capital          Stage

Net loss for the year ended
   December 31, 1991                                -       $      -                   -          $     -          $    (8,150)

Balance, December 31, 1991                      36,493,333         36,493              -               120,311        (170,282)

Capital received from majority
   shareholder                                      -              -                   -                 6,314          -
Net loss for the year ended
   December 31, 1992                                -              -                   -                -               (8,334)

Balance, December 31, 1992                      36,493,333         36,493              -               126,625        (178,616)

Capital received from majority
   shareholder                                     -               -                   -                25,936          -
Net loss for the year ended
   December 31, 1993                               -               -                   -                -              (32,357)

Balance, December 31, 1993                      36,493,333         36,493              -               152,561        (210,973)

Capital received from majority
   shareholder                                     -               -                   -                12,038          -

Net loss for the year ended
   December 31, 1994                               -               -                   -                -               (3,617)

Balance, December 31, 1994                      36,493,333         36,493              -               164,599        (214,590)

Contributed capital from majority
   shareholder                                      -              -                   -                 5,553          -

Net loss for the year ended
   December 31, 1995                                -              -                   -                -               (3,553)

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 From the Date of Inception (November 18, 1987)
                      through December 31, 1997 (restated)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                       Shares       Additional         During
Medizone Canada Ltd. - Utah                                    Common Stock            to be          Paid-in       Development
   (continued)-                                  Shares             Amount             Issued         Capital          Stage

Balance, December 31, 1995                      36,493,333       $  36,493             -              $ 170,152      $(218,143)

Contributed capital from majority
   shareholder                                      -              -                   -                  3,301         -

Net loss for the year December 31,
   1996                                             -              -                   -                -               (3,301)

Balance, December 31, 1996                      36,493,333         36,493              -               173,453        (221,444)
Net loss for the year December 31, 1997             -              -                   -                -               (1,744)
Contributed capital from majority
   stockholder                                      -              -                   -                2,344           -

Balance, December 31, 1997                      36,493,333       $  36,493              -            $  175,797      $(223,188)

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         From the Date
                                                                                         of Inception
                                                                                         (November 18,
                                                                                         1987) through
                                                       For the Years Ended December 31,  December 31,
                                                        1997         1996         1995       1997
                                                       ------       ------       ------     ------
                                                                                          (restated)

OPERATING ACTIVITIES

   Net loss                                        $  (1,744)   $  (3,301)   $  (3,553)   $(221,444)
   Adjustments to reconcile net loss to
          net cash used in operating activities:
       Issuance of stock for services                   --           --           --         52,500
       Amortization                                     --           --           --          5,520
       Write-off of prior year payables                 --           --           --        (25,261)
       Write-off of license agreement                   --           --           --              1
   Changes in assets and liabilities:
       Accounts payable and accrued
          expenses                                      (600)        --         (2,000)      36,759

Net Cash Used in Operating Activities                 (2,344)      (3,301)      (5,553)    (151,925)

INVESTING ACTIVITIES

   Organization costs                                   --           --           --         (5,520)

Net Cash Used in Investing Activities                   --           --           --         (5,520)

FINANCING ACTIVITIES

   Issuance of stock for cash                           --           --           --        246,590
   Cash received from (advanced to)
       majority stockholder                            2,344        3,301        5,553      (89,145)

Net Cash Provided by Financing
   Activities                                          2,344        3,301        5,553      157,445

DECREASE IN CASH                                        --           --           --           --
Cash, beginning of year                                 --           --           --           --

Cash, end of year                                  $    --      $    --      $    --      $    --

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

   Issuance of stock for license agreement         $    --      $    --      $    --      $       1



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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

At December 31, 1997 and 1996, the Company is a 66.6% owned subsidiary of Medizone International, Inc. The consolidated financial statements include the accounts of Medizone Canada Limited and MedCan. Intercompany transactions have been eliminated.

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

Fair Values of Financial Instruments
------------------------------------

The Company estimates that the fair value of all financial instruments at December 31, 1997 and 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

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

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   INCOME TAXES

At December 31, 1997, the Company had a net operating loss (NOL) carryforward totaling approximately $25,000 that may be offset against future taxable income in varying amounts through 2006. MedCan, which was incorporated under the laws of the Province of British Columbia and, accordingly, files tax returns in Canada, had a NOL carryforward of approximately $177,000. No benefit has been reported in the 1997 and 1996 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance.

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

In prior years' financial statements, such stockholders' advances were incorrectly accounted for as accounts receivable and were written off at the end of each year as uncollectible. The following table describes the effect of these restatements on the net loss of the Company:


                                     1991        1990       1989         1988
                                     ----        ----       ----         ----

Net income (loss), as previously
   stated                         $   950    $(71,041)   $(84,235)    $(157,243)

Net (loss), as restated            (8,150)    (28,561)    (26,179)     (106,392)

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