Form 10-Q
period 1998-03-31
MEDIZONE CANADA LTD
filed 1998-05-15
CIK 821172

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended Commission File Number
                            March 31, 1998 33-16757-D




                             MEDIZONE CANADA LIMITED
             (Exact name of registrant as specified in its charter)


            Utah                                           87-0431771
(State or other jurisdiction                            (I.R.S. Employer
    of incorporation or                                Identification No.)
       organization)



                                 144 Buena Vista
                                  P.O. Box 742
                             Stinson Beach, CA 94970
                                 (415) 868-0300
                   (Address, including zip code, and telephone
             number, including area code, of registrant's principal
                               executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES  X                             NO _____



At May 8, 1998, there were outstanding 36,493,333 shares of the registrant's common stock.


                               Page 1 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                      Index

                                 March 31, 1998


                                                                     Page
                                                                    Number
                                                                    ------
                           PART I - FINANCIAL INFORMATION

Item 1. -   Financial Statements

            Unaudited Interim Consolidated Balance Sheets               3

            Unaudited Interim Consolidated Statements of Operations     4

            Unaudited Interim Consolidated Statement of Changes in
              Stockholders' Equity                                     5-8

            Unaudited Interim Consolidated Statements of Cash Flow      9

            Notes to Unaudited Interim Consolidated Financial
              Statements                                                10

Item 2. -   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       11


                        PART II - OTHER INFORMATION

Item 6. -   Exhibits and Reports on Form 8-K                            12

Signatures                                                              12





                               Page 2 of 12 pages

                PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

            MEDIZONE CANADA LIMITED AND SUBSIDIARY
                 (A Development Stage Company)
              Interim Consolidated Balance Sheets
                          (unaudited)

                            ASSETS


                                                       March 31,    December 31,
                                                         1998           1997
                                                       --------     ------------

Current Assets:
  Cash                                                    $ -            $ -
                                                          ----           -----

  Total Current Assets                                      -              -

Other Assets:
  License agreement                                         -              -
  Organization cost (net of accumulated amortization
    of $5,520 and $5,520, respectively)                     -              -
                                                           ---            --

Total Assets                                              $ -            $ -
                                                          ====           ======


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                   $  9,498          $  9,498
  Accrued expenses                                      -                 1,400
                                                    ---------         ---------

  Total Current Liabilities                             9,498            10,898
                                                     --------         ---------

Commitments and Contingencies (Note 1)

Stockholders' Deficiency
  Common stock, authorized 100,000,000 shares, par
    value $.001 per share; issued and outstanding
    36,493,333                                        36,493            36,493
  Additional paid-in capital                         178,008           175,797
  Deficit accumulated during development stage      (223,999)         (223,188)
                                                    ---------         ---------

  Total Stockholders' Deficiency                      (9,498)          (10,898)
                                                    ---------         ---------

                                                    $   -            $    -
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


                               Page 3 of 12 pages

            MEDIZONE CANADA LIMITED AND SUBSIDIARY
                 (A Development Stage Company)
         Interim Consolidated Statements of Operations
                          (unaudited)


                                                                 From the Date
                                                                 of Inception
                                 For the Three Months Ended     (Nov. 18, 1987)
                                         March 31,                  through
                                   1998            1997          March 31, 1998
                                   ----            ----          --------------
Sales                               $ -0-          $ -0-                $ -0-
                                    ------         ------               -----
Costs and Expenses:
  Research and development
    expenses                           -0-            -0-               29,554
  General and administrative
    expenses                           811            -0-              194,445
                                 ---------        -------            ---------
Total Costs and Expenses               811            -0-              223,999
                                 ---------        -------            ---------
Net Loss                         $   (811)            -0-            $(223,999
                                 =========        =======            =========

Weighted average number
  of shares outstanding         36,493,333     36,493,333           33,519,000
                                ==========     ==========           ==========
Loss per Share                       $ -0-          $ -0-                $0.01
                                     =====          =====                =====




                     The accompanying notes are an integral
                part of these consolidated financial statements.


                               Page 4 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1998
                                   (unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                 Shares         Additional                During
                                       Common Stock              to be           Paid-in               Development
                               Shares              Amount        Issued          Capital                  Stage
                               ------              ------        -------        ----------             -------------
Medizone Canada Ltd. -
Canadian
-----------------------
Initial issuance of shares
 exchanged for license
 agreement, November 1987
 ($.000003 per share)          3,000,000          $       1            -          $     -                 $      -
Share issued for cash,
 November 1987 ($1/share)              1                  1            -                -
Net loss for the year                                                                                            -
 ended December 31, 1987           -                  -                -                -                    (1,000)
                               ---------          ---------        ---------       ---------                 --------

Balance, Dec. 31, 1987         3,000,001                  2            -                -                    (1,000)

Sale of shares for cash
 ($.7692 per share, no
 par value)                      130,000            100,000            -                -                        -
                               ---------          ---------        ---------       ---------                -------

                               3,130,001           $100,002            -           $   -                    $(1,000)
                               =========           ========        =========       =========                ========


KPC Investments
---------------
Initial capitalization of
 KPC Investments ($.001
 par value) July 1984
 ($.003 per share)               590,000          $     590            -            $     910                $   -
Shares issued for cash
 April 1985 ($.003/share)      3,000,000              3,000            -                6,819                    -
Shares & warrants issued
 for cash June 1988            2,000,000              2,000            -               82,089                    -
                               ---------          ---------        ---------         --------                -----

                               5,590,000          $   5,590            -              $89,818                 $  -
                               =========          =========        =========          =======                 ====


Medizone Canada Ltd. -
Utah
----------------------
Existing shares of MCL
 Utah (formerly KPC
 Investments)                  5,590,000           $  5,590                -          $89,818                  $    -
Exchange of 3,130,001
 shares of Medizone
 Canada Ltd.-Canadian-for
 shares of MCL-Utah-result-
 ing in a reverse merger
 December 1988                27,132,000             27,132                -           66,551                        -

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                               Page 5 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1998
                                   (unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                 Shares         Additional                During
                                       Common Stock              to be           Paid-in               Development
                               Shares              Amount        Issued          Capital                  Stage
                               ------              ------        -------        ----------             -------------
Medizone Canada Ltd. -
Utah (cont'd.)
----------------------

Shares reserved for
 issuance to minority
 shareholder                    (1,126,888)        $(1,127)         1,127           $    -                 $    -
Shares issued for services
 ($.005)/share)                   1,938,000           1,938             -            8,062                      -
Return of capital to
 majority shareholder                     -               -             -          (50,851)                     -


Net loss for the year
 ended Dec. 31, 1988                  -               -             -                 -                   (106,392)
                                -----------       ---------     ---------       ----------               ----------


Balance, Dec. 31, 1988           33,533,112          33,533         1,127          113,580                (107,392)


Return of capital to
 majority shareholder                     -               -             -         (58,056)                      -


Net loss for the year
 ended Dec. 31, 1989                  -               -             -                 -                     (26,179)
                                -----------      ----------     ---------       ----------                ----------


Balance, Dec. 31, 1989           33,533,112          33,533         1,127           55,524                 (133,571)


Sale of shares for cash
 (from $.05 to $.075/share)         983,333             983             -           56,517                      -
Shares issued for services
 ($.05 per share)                   850,000             850             -           41,650                      -
Shares issued to minority
 shareholder which had
 been previously reserved         1,126,888           1,127       (1,127)                -                      -
Return of capital to
 majority shareholder                 -               -             -              (42,480)                      -

Net loss for the year
 ended Dec. 31, 1990                  -               -             -                 -                     (28,561)
                                -----------      ----------     ---------        ----------               ----------


Balance, Dec. 31, 1990           36,493,333          36,493             -          111,211                 (162,132)

Capital received from
 majority shareholder                     -               -             -            9,100                      -

Net loss for the year
 ended Dec. 31, 1991                   -                 -             -                 -                   (8,150)
                                -----------      ----------     ---------       ----------               ----------


Balance, Dec. 31, 1991           36,493,333          36,493             -          120,311                 (170,282)

                  The accompanying notes are an integral part of these consolidated financial statements.

                               Page 6 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1998
                                   (unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                   Shares         Additional                During
                                       Common Stock                to be           Paid-in               Development
                               Shares              Amount          Issued          Capital                  Stage
                               ------              ------          -------        ----------             -------------

Capital received from
 majority shareholder              -             $    -                -        $   6,314                   $    -


Net loss for the year
 ended Dec. 31, 1992               -                  -                -                -                      (8,334)
                              ----------          ---------         --------       ----------               ----------


Balance, Dec. 31, 1992        36,493,333             36,493                -          126,625                (178,616)


Capital received from
 majority shareholder              -                  -                -           25,936                        -


Net loss for the year
 ended Dec. 31, 1993               -                  -                -                -                     (32,357)
                              ----------          ---------        ---------       ----------              -----------


Balance, Dec. 31, 1993        36,493,333             36,493            -          152,561                    (210,973)


Capital received from
 majority shareholder              -                  -                -           12,038                        -


Net loss for the year
 ended Dec. 31, 1994               -                  -                -                -                      (3,617)
                              ----------          ---------        ---------       ----------               ----------


Balance, Dec. 31, 1994        36,493,333             36,493                -          164,599                (214,590)


Capital received from
 majority shareholder              -                  -                -            5,553                        -


Net loss for the year
 ended Dec. 31, 1995               -                  -                -                -                      (3,553)
                              ----------          ---------        ---------       ----------               ----------


Balance, Dec. 31, 1995        36,493,333             36,493                -          170,152                (218,143)


Capital received from
 majority shareholder                  -                  -                -            3,301                        -


Net loss for the year
 ended December 31, 1996           -                  -                -                -                      (3,301)
                              ----------          ---------        ---------        ---------                ---------

Balance, Dec. 31, 1996        36,493,333             36,493                -          173,453                (221,444)


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                               Page 7 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1998
                                   (unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                   Shares         Additional                During
                                       Common Stock                to be           Paid-in               Development
                               Shares              Amount          Issued          Capital                  Stage
                               ------              ------          -------        ----------             -------------

Capital received from
 majority shareholder               -                  -                -              2,334                       -


Net loss for the year
 ended Dec. 31, 1997                 -                  -                -                -                     1,744
                                ----------          ---------        ---------     ----------                ---------


Balance, Dec. 31, 1997          36,493,333             36,493            -            175,797                (223,188)


Capital received from
 majority shareholder                -                  -                -              2,211                        -


Net loss for the three
 months ended
 March 31, 1998                      -                  -                -                -                       (811)
                                ----------          ---------         --------       ----------                --------


Balance, March 31, 1998         36,493,333            $36,493             -            $178,008               $(223,999)
                                ==========            =======          =======         ========               ==========









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


                                                                                    From the Date
                                                                                    of Inception
                                               For the Three Months Ended          (Nov. 18, 1987)
                                                        March 31,                       through
                                                1998              1997              March 31, 1998
                                                ----              ----              --------------
OPERATING ACTIVITIES:
  Net loss                                      $(811)        $   -0-                $(223,999)
  Adjustment to reconcile net
    loss to net cash used in
    operating activities:
    Issuance of stock for services                 -0-            -0-                    52,500
    Write-off of prior year payables               -0-            -0-                  (25,261)
    Amortization                                   -0-            -0-                     5,520
    Write-off of license agreement                 -0-            -0-                         1
  Changes in assets and liabilities:
    Accounts payable and accrued
      expenses                                 (1,400)            -0-                    34,759
                                               -------        -------                  --------
Net cash used in investing activities          (2,211)            -0-                 (156,480)
                                               -------        -------                ----------

INVESTMENT ACTIVITIES:
  Additions to other assets:
    Organization costs                             -0-            -0-                   (5,520)
                                               -------        -------                ----------
Net cash used in investing activities              -0-            -0-                   (5,520)
                                               -------        -------                ----------
FINANCING ACTIVITIES:
  Cash received from (advanced to)
    majority shareholder                         2,211            -0-                  (84,590)
  Issuance of stock for cash                       -0-            -0-                   246,590
                                               -------        -------                 ---------
Net cash provided by financing
  activities                                     2,211            -0-                   162,000
INCREASE (DECREASE) IN CASH                        -0-            -0-                       -0-
CASH
  Beginning of period                              -0-            -0-                       -0-
                                               -------        -------                  --------
  End of Period                                $   -0-        $   -0-                  $    -0-
                                               =======        =======                  ========
NONCASH ACTIVITIES:
  Issuance of stock for license
    agreement                                        -              -                         1



                  The accompanying notes are an integral part
                   of these consolidated financial statements.


                               Page 9 of 12 pages

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1998



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

In the opinion of management of the Company, the unaudited consolidated financial statements for the three-month periods ended March 31, 1998 and 1997, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K which has been filed with the Securities and Exchange Commission.


                               Page 10 of 12 pages

Item 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
--------------------
   General
   -------

   Three-month periods ended March 31, 1998, and March 31, 1997
   ------------------------------------------------------------

   No research and development expenses were incurred in 1998 or 1997. In 1998 nominal general and administrative expenses totalling $811 were incurred for shareholder costs, legal fees and taxes. No general and administrative expenses were incurred in 1997.

   Liquidity and Capital Resources
   -------------------------------

   At March 31, 1998, the Company had a working capital deficiency of $9,498 and a shareholders' deficiency of $9,498. At December 31, 1997, the Company had a working capital deficiency of $10,898 and a shareholders' deficiency of $10,898.

   The Company and its parents company, Medizone International, Inc., have had discussions with a number of potential lenders, investors and underwriters with a view towards raising additional funds to fund research and continuing operations.

   The Company expects that Medizone will provide funds or undertake such actions as are necessary to continue operations of the Company. There can be no assurance of this, however, since continuation of Medizone as a going concern is dependent upon obtaining additional capital.


                               Page 11 of 12 pages

                           PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

                  (b) On February 4, 1998, the Registrant filed a Current Report on form 8-K in which it announced
                           (i) the appointment, in December 8, 1997, of (a) Milton G. Adair ("Adair"), Edwin J. Marshall and Dr. Gerard Sunnen to Registrants' Board of Directors and (b) Adair to be Registrants' President and Chief Executive Officer; and (ii) the resignations of John D. Pealer and George Handel, on December 8, 1997 and January 5, 1998, respectively, from Registrants' Board of Directors.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MEDIZONE CANADA LIMITED
                           -----------------------
                               (Registrant)



                           /s/Arthur P. Bergeron
                           -------------------------------------
                           Arthur P. Bergeron
                           Vice President



May 11, 1998



                               Page 12 of 12 pages