Form 10QSB
period 1998-06-30
MEDIZONE CANADA LTD
filed 1998-08-17
CIK 821172

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                       Commission file number 33-16757-D

                         MEDIZONE CANADA LIMITED
           (Exact name of registrant as specified in its charter)

                 Nevada                                 87-0431771
    (State of other jurisdiction of       (I.R.S. employer identification No.)
     Incorporation or organization)

                    (Address of principal executive offices)
                         55 West 200 North, Suite 2
                             Provo, UT 84601

               (Previous Address of principal executive offices)
                              144 Buena Vista
                               P.O. Box 742
                         Stinson Beach, CA 94970


          Registrant's telephone no., including area code: (801) 377-1758


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes X     No          Yes X     No

    There were 1,150,178 common shares outstanding of the Registrant's common stock at August 12, 1998.

                       MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                      Index

                                  June 30, 1998

PART I - FINANCIAL INFORMATION

                                                                     Page
Number

     Item 1.   Financial Statements
     Unaudited Interim Consolidated Balance Sheets                        3
     Unaudited Interim Consolidated Statements of Operations             4-5
     Unaudited Interim Consolidated Statement of Changes in
        Stockholders' Equity                                             6-10
     Notes to Unaudited Interim Consolidated Financial
        Statements                                                       11-13

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        13

PART II - OTHER INFORMATION

     Item 2.   Change in Securities                                       13
     Item 4.   Submission on Matters to a Vote of Security Holders        14
     Item 5.   Other Information                                          14
     Item 6.   Exhibits and Reports on Form 8-K                           14
               Signatures                                                 14

                    Part 1  Financial Information

Item 1  Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           Medizone Canada Limited
                         [Development Stage Company]

                           CONDENSED BALANCE SHEETS
                                  [Unaudited]

                                  June 30, 1998     Dec. 31, 1997
CURRENT ASSETS:
     Cash                              $ 19,750          $   0.00
     Accounts Receivable                      -                 -

     Notes Receivable                         -                 -
          Total Current Assets           19,750          $   0.00

PROPERTY AND EQUIPMENT (NET)                                 0.00

OTHER ASSETS:
     License Agreements                       0              0.00
     Organization cost (net of
     accumulated amortization of
     $5,520 and $5,520, respectively)         0              0.00

Total Other Assets                            0              0.00

TOTAL ASSETS                            $19,750          $   0.00


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   Mar. 31, 1998     Dec. 31, 1997
CURRENT LIABILITIES:
     Accounts payable                    $10,000          $ 9,498
     Accrued expenses                          -            1,400
       Total Current Liabilities         $10,000          $10,898

Commitments and Contingencies (Note 1)

STOCKHOLDERS' DEFICIENCY:
     Common stock; authorized
     100,000,000 shares at                 1,150           36,493
     $0.001 par value; issued and
     outstanding

     Additional paid-in Capital          197,008          175,797
     Deficit accumulated during the
       development stage                (188,408)        (223,188)

Total Stockholders'Equity                  9,750          (10,898)

TOTAL LIABILITIES & EQUITY               $19,750               $0

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1997 was taken from the audited financial statements at that date and condensed.

                           MEDIZONE CANADA LIMITED
                       [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS
                                 [Unaudited]

                          For the Three     For the Three     From Inception,
                          Months Ended      Months Ended     (Nov. 18, 1987)-
                          June 30, 1998     June 30, 1997     June  30, 1998
REVENUE                           $   0             $   0            $      0
Cost of Goods Sold                    -                 -                   -
     Total Revenue                $   0             $   0            $      0

EXPENSES
General & Admin.                $10,000              $744            $204,445
Research & Development                0                 0              29,554

    Total Expenses              $10,000              $744            $233,999

NET INCOME/LOSS                ($10,000)            ($744)          ($233,999)


     The accompanying notes are an integral part of these financial statements.

                                MEDIZONE CANADA LIMITED
                            [Development Stage Companies]

                           CONDENSED STATEMENTS OF OPERATIONS
                                       [Unaudited]

                              For the Six     For the Six     From Inception,
                             Months Ended     Months Ended     Nov. 13, 1987 -
                             June 30, 1998    June 30, 1997    June 30, 1998
REVENUE                           $     0             $   0            $   0
Cost of Goods Sold                      0                 0                0
     Total Revenue                $     0             $   0            $   0

EXPENSES
General and Administrative         10,811              $744          204,445
Research and Development                0                 0           29,554
    Total Expenses                $10,811              $744         $233,999

INCOME FROM OPERATION
                                 ($10,811)            ($744)       ($233,999)

NET INCOME/LOSS                  ($10,811)            ($744)       ($233,999)


    The accompanying notes are an integral part of these financial statements.

                             MEDIZONE CANADA LIMITED
                         [A Development Stage Company]

                Consolidated Statements of Stockholders' Equity
     From the Date of Inception (November 18, 1987) through March 31, 1998
                                    [Unaudited]

                                                 Capital In  Deficit
Accumulated
                                                 Excess Of    During The
                             Common Stock        Par Value  Development Stage
                         Shares        Amount
Medizone Canada Ltd.
  - Canadian

Initial issuance of
 shares exchanged for
 license agreement,
 Nov. 1987
($.000003 per share)    3,000,000    $     1            --              --

Common stock issued for
 cash at $1/share
 Nov. 1987                      1    $     1            --              --

Net loss for the year
 ended 12/31/87                --         --            --          $(1,000)

BALANCE, Dec. 31,1987   3,000,001   $      2            --          $(1,000)

Sale of shares for
 cash ($.7692 per
 share, no par value)     130,000   $100,000            --              --

                        3,130,001   $100,002            --          $(1,000)

KPC Investments
 Initial capitalization
 of KPCInvestments
 ($.001 par value)
 July 1984 ($.003/share)  590,000   $    590      $    910              --

Shares issued for cash
 Apr.1985 ($.003/share) 3,000,000   $  3,000      $ 6, 819              --

Shares & warrants
 issued for cash
 June 1988              2,000,000   $  2,000      $ 82,089              --


                        5,590,000   $  5,590       $89,818              --

                             MEDIZONE CANADA LIMITED
                         [A Development Stage Company]

                  Consolidated Statements of Stockholders' Equity
     From the Date of Inception (November 18, 1987) through March 31, 1998
                                    [Unaudited]

                                                 Capital In  Deficit
Accumulated
                             Common Stock         Excess Of      During the
                        Shares         Amount     Par Value  Development Stage

Medizone Canada Ltd.
- Utah
Existing shares of MCL
 Utah (formerly KPC
 Investments)          5,590,000     $  5,590     $    --           --

Exchange of 3,130,001
 shares of Medizone
 Canada Ltd. -
 Canadian for shares
 of MCL-Utah-resulting
 in a reverse merger
 December 1988        27,132,000      $ 27,132     $ 66,551         --

Shares reserved for
 issuance to Minority
 shareholder         (1,126,888)     $ (1,127)          --          --

Shares issued for
 services
 ($.005)/share)       1,938,000         1,938        8,062          --

Return of capital to
 majority Shareholder        --            --      (50,851)         --

Net loss for the year
 ended Dec. 31, 1988         --            --           --  $ (106,392)

BALANCE,             33,533,112        33,533      113,580  $ (107,392)
 December 31, 1988

Return of capital to
 majority Shareholder       --            --       (58,056)         --

Net loss for the year
 ended Dec. 31, 1989        --            --            --  $ ( 26,179)

BALANCE,
 Dec. 31, 1989       33,533,112        33,533       55,524  $ (133,571)

Sale of shares for
 cash ($.05 to
 $.075/share)           983,333           983       56,517          --


                           MEDIZONE CANADA LIMITED
                        [A Development Stage Company]

                Consolidated Statements of Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1998
                                  [Unaudited]

                                                Capital In   Deficit
Accumulated
                            Common Stock         Excess Of       During the
                         Shares         Amount   Par Value   Development Stage
Shares issued for
 services ($.05/share)      850,000    $   850    $ 41,650                --

Shares issued to
 minority shareholder
 which had been reserved  1,126,888      1,127          --                --

Return of capital to
 majority Shareholder            --         --     (42,480)               --

Net loss for the year
 ended Dec. 31, 1990             --         --          --          $ (28,561)

BALANCE, Dec. 31, 1990   36,493,333     36,493   $ 111,211          $(162,132)

Capital received from
 majority Shareholder            --         --   $   9,100                 --

Net loss for the year
 ended Dec. 31, 1991             --         --          --          $  (8,150)


BALANCE, Dec. 31, 1991   36,493,333     36,493   $ 120,311         $ (170,282)

Capital received from
 majority shareholder            --         --   $   6,314                  --

Net loss for the year
 ended Dec. 31, 1992             --         --          --        $    (8,334)

Balance, Dec. 31, 1992   36,493,333    $36,493   $ 126,625        $  (178,616)

Capital received from
 majority shareholder            --         --   $  25,936                  --

Net loss for the year
 ended Dec. 31, 1993             --         --          --         $  (32,357)

Balance, Dec. 31, 1993   36,493,333    $36,493   $ 152,561         $ (210,973)

                               MEDIZONE CANADA LIMITED
                           [A Development Stage Company]

                   Consolidated Statements of Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1998
                                     [Unaudited]

                                                Capital In   Deficit
Accumulated
                              Common Stock       Excess Of      During the
                            Shares     Amount    Par Value   Development Stage
Capital received from
 majority shareholder             --        --   $  12,038                  --

Net loss for the year
 ended Dec. 31, 1994              --        --          --         $   (3,617)

Balance, Dec. 31, 1994    36,493,333    36,493    $164,599         $ (214,590)

Capital received from
 majority shareholder             --        --    $  5,553                  --

Net loss for the year
 ended Dec. 31, 1995              --        --          --        $    (3,553)

Balance, Dec. 31, 1995    36,493,333    36,493    $170,152        $  (218,143)

Capital received from
 majority shareholder             --        --       3,301                  --

Net loss for the year
 ended Dec. 31, 1996              --        --          --        $    (3,301)


Balance, Dec. 31, 1996    36,493,333    36,493    $173,453        $  (221,444)

Capital received from
 majority shareholder             --        --       2,334                  --

Net loss for the year
 ended Dec. 31, 1997              --        --          --        $    (1,744)

Balance, Dec. 31, 1997    36,493,333   $36,493    $175,797        $  (223,188)

Capital received from
 majority shareholder             --        --    $  2,211                  --

Reverse Stock Split 1:243
 retaining 100,000,000
 shares at a par value
 $.001; June 10, 1998        150,178    $  150          --                  --

                             MEDIZONE CANADA LIMITED
                         [A Development Stage Company]

                Consolidated Statements of Stockholders' Equity
      From the Date of Inception (November 18, 1987) through March 31, 1998
                                  [Unaudited]

                                             Capital In    Deficit Accumulated
                            Common Stock      Excess Of          During the
                         Shares     Amount    Par Value     Development Stage

Sale of Shares for
 Cash; June 10, 1998   1,000,000  $  1,000     $ 19,000                    --

Net loss for the six
 months ended
 June 30, 1998                --        --           --          $    (10,811)

Balance,
 June 30, 1998         1,150,178  $  1,150     $197,008           $  (233,999)

                           MEDIZONE CANADA LIMITED
                       (A Development Stage Company)

           Notes to Unaudited Consolidated Financial Statements

                               June 30, 1998

Note 1 - Summary of Significant Accounting Policies

Condensed Financial Statements- The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows at June 30, 1998, and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997, audited financial statements. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the operation results for the full year.

Organization - Medizone Canada Limited, a Nevada corporation (the "Company" or the "Registrant") was organized in 1987 and is a development stage company. The company was a majority owned subsidiary of Medizone International, Inc.
("MII") until June, 1998.   MII is a Nevada corporation, organized in 1986,
whose objective is to (1) gain regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZINE (R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) develop the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology"). The Company is not currently engaged in any business activity, but is seeking potential investments or business acquisitions and consequently is considered a developmental stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Accounting Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Stock Split - On June 10, 1998 the Board of Directors ratified a resolution to reverse split the Company's outstanding common voting stock on a basis of one for 243, while retaining the authorized shares at 100,000,000 and the par value at $0.001.

Note 2 - Related Party Transactions

Management Compensation - During the periods presented the Company did not pay any compensation to its officers and directors.

NOTE 3 -   DISCONTINUED OPERATIONS
     None

Note 4 - Common Stock

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

On June 10, 1998, the Board of Directors effectuated a reverse split on a basis of one for 243, while retaining the authorized shares at 100,000,000 and the par value at $0.001. Additionally, on June 10, 1998, the Company issued 1,000,000 post-split shares of its "unregistered" and "restricted" common stock to the appointed Director and President, Brenda M. Hall, in consideration of the sum of $20,000 cash, effectively passing control (87%) to the new officer.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception, has expended most of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of it common stock or through the acquisition of another company by issuing common stock. There is no assurance that the Company will be successful in raising this additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to obtain additional financing or establish profitable operation.

NOTE 6 - CONTINGENCIES

NONE

NOTE 7 - SUBSEQUENT EVENTS

On July 20, 1998, a special meeting of the stockholders, the shareholders voted in favor of changing the corporate domicile to the State of Nevada.

ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            Results of Operations
            Six-month Periods ended June 30, 1998, and June 30, 1997.

     No research and development expenses were incurred in 1998 or 1997. For the six month period ending June 30, 1998, nominal general and administrative expensestotaling $10,811 were incurred for shareholder costs, legal fees and taxes. General and administrative expenses during the six month period ending June 30, 1997, were $744.

                     Liquidity and Capital Resources

     For the three month period ending June 30, 1998, the Company had a working capital deficiency of ($10,000) and a shareholders' deficiency of ($10,000). The Company had a working capital deficiency of ($10,811) and shareholders' deficiency of ($10,811) for the six month period ending June 30, 1998. At December 31, 1997, the Company had a working capital deficiency of ($10,898) and a shareholders' deficiency of ($10,898).

PART II - OTHER INFORMATION

ITEM 1     Legal Proceedings
                 None

ITEM 2     Change in Securities
     Effective June 10, 1998, the outstanding voting securities of the Company were reverse split on a basis of one for 243, while retaining the authorized capital and par value, with appropriate adjustments in the stated capital and capital surplus accounts of the Company. No amendment of the Articles of Incorporation was required under the Utah Revised Business Corporation Act.

ITEM 3     Defaults on Senior Securities
                 None

ITEM 4     Submission on Matters to a Vote of Security Holders

     On June 12, 1998, the majority shareholder of the Company approved and consented to the issuance of 1,00,000 post-split shares to Brenda M. Hall in consideration for the sum of $20,000.

     On July 20 1998, at a special meeting of the stockholders, the shareholders voted in favor of changing the corporate domicile to the State of Nevada.

ITEM 5     Other Information
     Effective June 5, 1998, Edwin G. Marshall, Gerard V. Sunnen and Arthur P. Bergeron resigned as directors of the Registrant, in seriatim, and Brenda M. Hall, Pamela Price and Paul Finlayson were designated directors.
Additionally,
Edwin G. Marshall and Jill Marshall resigned as the executive officers of the Registrant, and Brenda M. Hall was designated President, Pamela Price was designated Vice-President, and Paul Finlayson was designated as Secretary/ Treasurer.

ITEM 6     Exhibits and Reports on Form 8-K
     (A)       Exhibits

                 Notice of Special Meeting of the Stockholders              20

                 Articles of Incorporation of Medizone Canada Limited,
                    a Nevada Corporation                                   3.1

                 Articles of Merger Changing the Domicile of the
                   Company to the State of Nevada                          3.2

     (B) Reports on Form 8-K; Current Report Filed June 19, 1998* Note* This document has already been filed with the Security
and
                      Exchange Commission and is incorporated herein by reference.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.