Form 10QSB
period 1998-09-30
MEDIZONE CANADA LTD
filed 1998-11-13
CIK 821172

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                               EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

    There were 2,250,178 common shares outstanding of the Registrant's common stock at November 12, 1998.

                       MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                      Index

                                 September 30, 1998

PART I - FINANCIAL INFORMATION

                                                                     Page Number

     Item 1.   Financial Statements
     Unaudited Interim Consolidated Balance Sheets                        3
     Unaudited Interim Consolidated Statements of Operations             4-5
     Unaudited Interim Consolidated Statement of Changes in
        Stockholders' Equity                                             6-11
     Notes to Unaudited Interim Consolidated Financial
        Statements                                                      11-14

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        14

PART II - OTHER INFORMATION

     Item 2.   Change in Securities                                       15
     Item 4.   Submission on Matters to a Vote of Security Holders        15
     Item 5.   Other Information                                          15
     Item 6.   Exhibits and Reports on Form 8-K                           15
               Signatures                                                 15

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

                           Medizone Canada Limited
                         [Development Stage Company]

                           CONDENSED BALANCE SHEETS
                                  [Unaudited]

                             September 30, 1998     Dec. 31, 1997
CURRENT ASSETS:
     Cash                              $ 29,461          $   0.00
     Accounts Receivable                      -                 -
     Notes Receivable                         -                 -
          Total Current Assets           29,461          $   0.00

PROPERTY AND EQUIPMENT (NET)                                 0.00

OTHER ASSETS:
     License Agreements                       0              0.00
     Organization cost (net of
     accumulated amortization of
     $5,520 and $5,520, respectively)         0              0.00

Total Other Assets                            0              0.00

TOTAL ASSETS                            $29,461          $   0.00


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                              September 31, 1998     Dec. 31, 1997
CURRENT LIABILITIES:
     Accounts payable                    $ 2,561          $ 9,498
     Accrued expenses                          -            1,400
       Total Current Liabilities         $ 2,561          $10,898

Commitments and Contingencies (Note 1)

STOCKHOLDERS' DEFICIENCY:
     Common stock; authorized
     100,000,000 shares at                 2,150           36,493
     $0.001 par value; issued and
     outstanding 2,150,178 as 9/30/98;
     150,178 (post-split) as 12/31/97

     Additional paid-in Capital          266,599          175,797
     Deficit accumulated during the
       development stage                (241,849)        (223,188)

Total Stockholders'Equity                 26,900          (10,898)

TOTAL LIABILITIES & EQUITY               $29,461               $0

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

                           MEDIZONE CANADA LIMITED
                       [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS
                                 [Unaudited]

                          For the Three     For the Three     From Inception,
                          Months Ended      Months Ended     (Nov. 18, 1987)-
                          Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998
REVENUE                           $   0             $   0            $      0
Cost of Goods Sold                    -                 -                   -
     Total Revenue                $   0             $   0            $      0

EXPENSES
General & Admin.                $ 7,850              $  0            $204,445
Research & Development                0                 0              29,554

    Total Expenses              $ 7,850              $  0            $233,999

NET INCOME/LOSS                ($ 7,850)             $  0           ($233,999)


     The accompanying notes are an integral part of these financial statements.

                                MEDIZONE CANADA LIMITED
                            [Development Stage Companies]

                           CONDENSED STATEMENTS OF OPERATIONS
                                       [Unaudited]

                             For the Nine     For the Nine     From Inception,
                             Months Ended     Months Ended     Nov. 13, 1987 -
                             Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998
REVENUE                           $     0             $   0            $   0
Cost of Goods Sold                      0                 0                0
     Total Revenue                $     0             $   0            $   0

EXPENSES
General and Administrative         18,661              $  0          204,445
Research and Development                0                 0           29,554
    Total Expenses                $18,661              $  0         $233,999

INCOME FROM OPERATION
                                 ($18,661)             $  0        ($233,999)

NET INCOME/LOSS                  ($18,661)             $  0        ($233,999)


    The accompanying notes are an integral part of these financial statements.

                             MEDIZONE CANADA LIMITED
                         [A Development Stage Company]

                Consolidated Statements of Stockholders' Equity
  From the Date of Inception (November 18, 1987) through September 30, 1998
                                    [Unaudited]

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

                             MEDIZONE CANADA LIMITED
                         [A Development Stage Company]

                  Consolidated Statements of Stockholders' Equity
 From the Date of Inception (November 18, 1987) through September 30, 1998
                                    [Unaudited]

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


                           MEDIZONE CANADA LIMITED
                        [A Development Stage Company]

                Consolidated Statements of Stockholders' Equity
 From the Date of Inception (November 18, 1987) through September 30, 1998
                                  [Unaudited]

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

                               MEDIZONE CANADA LIMITED
                           [A Development Stage Company]

                   Consolidated Statements of Stockholders' Equity
 From the Date of Inception (November 18, 1987) through September 30, 1998
                                     [Unaudited]

                                                Capital In   Deficit Accumulated
                              Common Stock       Excess Of      During the
                            Shares     Amount    Par Value   Development Stage
Capital received from
 majority shareholder             --        --   $  12,038                  --

Net loss for the year
 ended Dec. 31, 1994              --        --          --         $   (3,617)

Balance, Dec. 31, 1994    36,493,333    36,493    $164,599         $ (214,590)

Capital received from
 majority shareholder             --        --    $  5,553                  --

Net loss for the year
 ended Dec. 31, 1995              --        --          --        $    (3,553)

Balance, Dec. 31, 1995    36,493,333    36,493    $170,152        $  (218,143)

Capital received from
 majority shareholder             --        --       3,301                  --

Net loss for the year
 ended Dec. 31, 1996              --        --          --        $    (3,301)

Balance, Dec. 31, 1996    36,493,333    36,493    $173,453        $  (221,444)

Capital received from
 majority shareholder             --        --       2,334                  --

Net loss for the year
 ended Dec. 31, 1997              --        --          --        $    (1,744)

Balance, Dec. 31, 1997    36,493,333   $36,493    $175,797        $  (223,188)

Capital received from
 majority shareholder             --        --    $ 11,469                  --

Reverse Stock Split 1:243
 retaining 100,000,000
 shares at a par value
 $.001; June 10, 1998    (36,343,154)  ($36,343)    36,343                  --


                             MEDIZONE CANADA LIMITED
                         [A Development Stage Company]

                Consolidated Statements of Stockholders' Equity
  From the Date of Inception (November 18, 1987) through September 30, 1998
                                  [Unaudited]

                                             Capital In    Deficit Accumulated
                            Common Stock      Excess Of          During the
                         Shares     Amount    Par Value     Development Stage
Sale of Shares for
 Cash; June 10, 1998   1,000,000  $  1,000     $ 19,000                    --

Sale of Shares for
 Cash; August, 1998    1,000,000  $  1,000     $ 24,000

Net loss for the nine
 months ended 9/30/98         --        --           --            $  (18.661)

Balance,
 September 30, 1998    2,150,178  $  2,150     $266,599            $  (241,849)


                           MEDIZONE CANADA LIMITED
                       (A Development Stage Company)

           Notes to Unaudited Consolidated Financial Statements

                           September 30, 1998

Note 1 - Summary of Significant Accounting Policies

Condensed Financial Statements- The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows at September 30, 1998, and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997, audited financial statements. The results of operations for the period ended September 30, 1998, are not necessarily indicative of the operation results for the full year.

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

Note 2 - Related Party Transactions

Management Compensation - During the periods presented the Company paid Brenda
M. Hall, the company's director and president $1,000 per month. The Company paid Paul Finlayson, director, $250 for the quarter and Pamela Price, director, $500 for the quarter.

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

During the end of August, 1998, the Company issued 1,000,000 shares of common stock at $.025 per share in a private offering to 5 individuals for proceeds of $25,000. Four of the individuals were unrelated to the Company. The fifth individual, Brenda Hall, the company's sole director and officer, bought 250,000 shares of the private offering.

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

NOTE 6 - CONTINGENCIES

NONE

NOTE 7 - SUBSEQUENT EVENTS

On October 1, 1998, the company issued 100,000 S-8 common shares to consultants pursuant to "Consultant Compensation Agreement No.1" The shares were registered on Form S-8 with the Securities Exchange Commission on October 2, 1998.

On October 30, 1998, Paul Finlayson tendered his resignation as secretary/ treasurer and director of the company. This action leaves Brenda M. Hall as sole officer and director of the company.

ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            Results of Operations
    Nine-month Periods ended September 30, 1998, and September 30, 1997

     No research and development expenses were incurred in 1998 or 1997. For the nine month period ending September 30, 1998, nominal general and administrative expenses totaling $18,661 were incurred for shareholder costs, legal fees and taxes. General and administrative expenses during the nine month period ending September 30, 1997, were $0.

                     Liquidity and Capital Resources

     For the three month period ending September 30, 1998, the Company had a working capital deficiency of ($7,850) and a shareholders' deficiency of ($7,850). The Company had a working capital deficiency of ($18,661) and shareholders' deficiency of ($18,661) for the nine month period ending September 30, 1998. At December 31, 1997, the Company had a working capital deficiency of($0.00) and a shareholders' deficiency of ($0.00).

PART II - OTHER INFORMATION

ITEM 1     Legal Proceedings
                 None

ITEM 2     Change in Securities

     During the end of August the company successfully completed a private offering of 1,000,000 common shares for $25,000 cash.

ITEM 3     Defaults on Senior Securities
                 None

ITEM 4     Submission on Matters to a Vote of Security Holders


ITEM 5     Other Information

     On August 28, 1998, Pamela Price resigned as Vice-President and Director of the company.

ITEM 6     Exhibits and Reports on Form 8-K

                 None

                                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDIZONE CANADA LIMITED
                                       (Registrant)
                                       /s/ Brenda M. Hall
                                       President and Director
                                       November 13, 1998