Form 10KSB
period 1998-12-31
MEDIZONE CANADA LTD
filed 1999-03-31
CIK 821172

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
                               -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                    Commission File No.  33-16757-D
                                         -----------

                      MEDIZONE CANADA LIMITED
                      -----------------------
           (Name of Small Business Issuer in its Charter)

     NEVADA                                            87-0431771
   ----------                                         -----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     55 West 200 North, Suite 2
                          Provo, UT 84601
                    ---------------------------
              (Address of Principal Executive Offices)

             Issuer's Telephone Number:  (801)377-1758

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   None

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State Issuer's revenues for its most recent fiscal year:
December 31, 1998 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 30, 1999 - $303,454.25   There are approximately 142,802 shares of
common voting stock of the Company held by non-affiliates. The valuation is based upon the current average bid prices for the Company's common stock on the OTC Bulletin Board.


                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             March 30, 1999

                         Common  -  2,250,172


                 DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No

                               PART I

Item 1.  Description of Business
         -----------------------

Business Development
--------------------

     Medizone Canada Limited, a Nevada corporation (the "Company" or the "Registrant") was organized in 1987 and is a development stage company. The company was a majority owned subsidiary of Medizone International, Inc. ("MII") until June, 1998. MII is a Nevada corporation, organized in 1986, whose objective is to (1) gain regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZINE (R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) develop the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology"). Currently, the Company is not engaged in any business activity, but is seeking potential investments or business acquisitions and consequently is considered a developmental stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the company and other relevant factors.

     Effective the 10th of June, 1998, the Board of Directors authorized a reverse split of the outstanding voting securities of the Company on a basis of one for 243, while retaining the authorized shares at 100,000,000 and par value at $0.001.

     The Company sold 1,000,000 post-split shares of its "unregistered"and "restricted securities" common stock to the appointed Director and President, Brenda M. Hall, in consideration of the sum of $20,000, cash, effectively passing control (87%) to the new officer. The Company also appointed Pamela Price, Vice President and a director; and Paul V. Finlayson, Secretary/Treasurer and a director, to serve until the next annual meeting of the stockholders or until their successors are elected and qualified or their prior resignations or terminations. For information regarding beneficial holdings of Ms. Hall see Item 11 of this Report. An 8-K Current Report dated June 5, 1998, respecting this change in control, was filed with the Securities and Exchange Commission on June 19, 1998, and is incorporated herein by reference. See Item 13 of this Report.

     Subsequently, during the end of August, 1998, the Company sold 1,000,000 "restricted securities" (common stock) to "accredited investors" or "sophisticated investors" as defined in Rule 506 of the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended. For information regarding beneficial holdings of these people see
Item 11 of this Report.

     On July 20, 1998, the stockholders approved the change of domicile of the Company to the State of Nevada.

     On October 6, 1998, the Company authorized the issuance of 100,000 shares of its $0.001 par value common stock to the Company's counsel for services rendered and valued at $5,000.

Business
--------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations for the past year. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
--------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
-----------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
-----------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, State Securities Commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
--------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
-------------------

     None.

Item 2.  Description of Property.
         ------------------------

     Other than cash, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, Brenda M. Hall, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
          -----------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.

                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's common stock is listed for quotations on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"), under the symbol "MZNC." There is no "established trading market" for shares of common stock of the Company; no assurance can be given that any "established trading market" for the Company's common stock will develop in the future or be maintained, if one does develop.

Restricted Securities
---------------------

     There are currently 2,250,176 outstanding shares of the Company's common stock, of which 2,107,370 are designated as "restricted securities." The one year holding period required under Rule 144 commenced in August 1998.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 195.


Dividends
----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last four calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources, As of December 31, 1998, it had $21,639 in cash. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available
from a commercial lender in an arm's length transaction.   As of the date of
this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 1998, the Company had $21,639 in assets. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 1998, the Company had net loss of $19,697. This compares to a net loss of $1,744 during the calendar year ended December 31, 1997. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
----------

     The Company received $45,000 for the sale of 2,000,000 "restricted securities" (common stock) of the Company during the year ended December 31, 1998. The Company total cash assets and total liabilities for the year ended December 31, 1998, were $21,639 and $1,181, respectively.

"Year 2000".
-----------

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Item 7.  Financial Statements.
------------------------------

          Financial Statements for the years ended
          December 31, 1998 and 1997

          Independent Auditors' Report

          Balance Sheets - December 31, 1998 and 1997

          Statements of Operations for the years ended
          December 31, 1998, 1997 and 1996

          Statements of Stockholders' Equity from inception
          November 18, 1987 through December 31, 1998

          Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996

          Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

           There have been no changes in the Company's principal independent accountant in the past two calendar years or as of the date of this Report.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     There were no delinquent filings by any directors, executive officers or "affiliate" of the Company during the last calendar year.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation     or Resignation
----                ---------   -------------    ---------------
Edwin G. Marshall   President       6/3/98          6/5/98
                    Director         12/97          6/5/98

Jill Marshall       Secretary       6/3/98          6/5/98

Milton G. Adair     Director         12/97          6/3/98
                    President        12/97          6/3/98

Gerard V. Sunnen    Director          1/98          6/3/98
                    Secretary         1/98          6/3/98

Arthur P. Bergeron  Vice-Pres.        1992          6/3/98
                    Treasurer         1992          6/3/98

Brenda M. Hall      Director       6/10/98            *
                    President      6/10/98            *
                    Secretary     10/15/98            *
                    Treasurer     10/15/98            *

Paul V. Finlayson   Director       6/10/98        10/15/98
                    Secretary      6/10/98        10/15/98
                    Treasurer      6/10/98        10/15/98

Pamela Price        Director       6/10/98         8/28/98
                    Vice-Pres.     6/10/98         8/28/98

     * This person presently serve in the capacities indicated.

Business Experience.
--------------------

     Brenda M. Hall assumed the roles of President and as one of the Directors of the Company on June 10, 1998. Her primary duties include marketing, bookkeeping and general management of the Company. She is currently self-employed operating, a financial consulting and bookkeeping
business, Dassity, Inc.   Mrs. Hall has been operating this business since
September of 1995. From October 1996 to March 1997, Brenda M. Hall assumed the roles of President, Secretary/Treasurer of Wild Wings, Inc., a public company that was merged in March 1997 with Red Oak Hereford Farms, Inc., a company that markets a branded beef product "Certified Hereford Beef." She was employed as the Assistant to the President of Maca Supply Company and also served as their AR/AP manager from April 1993 until May 1997, when she decided to actively pursue her business ventures in Dassity, Inc. full-time . She graduated from Brigham Young University with a BA in December of 1991.

     Paul V. Finlayson assumed the roles of Secretary/Treasurer and a director on June 10, 1998. He resigned from these offices on October 15, 1998. Mr. Finlayson is currently employed as the manager of Wild Wings Hunting &
Sporting Clays Club, Inc.   He is responsible for customer service, marketing
and raising pheasant, chukar and quail for resale. He graduated with a BS in Conservation Biology from Brigham Young University in 1996. He received a technical certificate in fisheries technology from the College of Southern Idaho in 1996.

     Pamela Price assumed the roles of Vice-President and a director on June 10, 1998. She resigned from these offices on August 28, 1998 to seek full-time employment with the Alpine School District, teaching secondary math education. She graduated with a BS from Brigham Young University in April of 1998.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
----------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     To the knowledge of current management, no director, person nominated to become a director, executive officer, promoter or control person of the Company during the past five years:

      (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                         SUMMARY COMPENSATION TABLE

                            Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)          (b)    (c)     (d)   (e)    (f)   (g)     (h)    (i)
                                                       Secur-
                                                       ities         All
Name and          Year or               Other   Rest-  Under-  LTIP  Other
Principal         Period   Salary Bonus Annual  ricted lying   Pay-  Comp-
Position          Ended     ($)    ($)  Compen- Stock  Options outs  ensation
------------------------------------------------------------------------------

Brenda M. Hall   1998     $6,000   0     0       0      0       0     0
Director and
President

Pamela Price     1998     $  500   0     0       0      0       0     0
Director and
Vice-President

Paul Finlayson   1998     $  500   0     0       0      0       0     0
Director and
Sec/Treasurer

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and Change-in-Control
Arrangements.
-------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 2,250,176 shares of common stock being outstanding.



                              Number of Shares             Percentage
Name and Address             Beneficially Owned           of Class (1)
----------------             ------------------          --------------


Brenda M. Hall                 1,250,000                   55.6%
1065 W. 1150 So.
Provo, UT 84601

David N. Nemelka*                231,729                    5.9%
2662 Stonebury Loop Rd.
Springville, UT 84663

Joseph Nemelka                   200,000                    8.9%
104 Rouen Court
Maumelle, AR 72113

Joan Bateman                     225,000                     10%
866 E. 1600 So.
Mapleton, UT 84663

1st Zamora, Corp.                200,000                    8.9%
9025 Oakwood Place
West Jordan, UT 84088

Gary McAdam**                    190,082                    8.5%
14 Red Tail Dr.
Highlands Ranch, CO  80126


     *Owned or controlled by David N. Nemelka or his affiliated entities. **Owned or controlled by Gary McAdam or his affiliated entities.

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                                         Number of             Percentage of
Name and Address                    Shares Beneficially Owned    of Class *
----------------                   --------------------------  -------------

Brenda M. Hall                             1,250,000               55.6%
1065 W. 1150 So.
Provo, UT 84601
                                           ---------               -----

All directors and executive
officers as a group                        1,250,000               55.6%
(1 person)


     See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing person serves with the Company.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     The Company has no parents.

Transactions with Promoters.
----------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

Reports on Form 8-K
-------------------

     An 8-K Current Report dated June 5, 1998, was filed with the Securities and Exchange Commission on June 19, 1998, regarding a change in control of the Company and a reverse split one for 243, effective June 10,
1998.                  .

Exhibits
--------

Exhibit
Number               Description
-------              ------------

  27                 Financial Data Schedule



DOCUMENTS INCORPORATED BY REFERENCE

          Form 8-K Current Report dated April 12, 1989.
          Form 8-K Current Report dated June 5, 1998.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEDIZONE CANADA, LIMITED

Date: 3/31/99                         /s/Brenda M. Hall
                                       Brenda M. Hall
                                       Sole Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        MEDIZONE CANADA, LIMITED

Date: 3/31/99                           /s/Brenda M. Hall
                                        Brenda M. Hall
                                        Sole Officer and Director

                          MEDIZONE CANADA LIMITED
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page

Report of Andersen, Andersen & Strong L.C. Independent Certified Public
Accountants                                                                F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statements of Changes in Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                                      F-9

Notes to Consolidated Financial Statements                                F-10

INDEX TO SCHEDULES
  None Required

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Medizone Canada Limited

We have audited the consolidated balance sheets of Medizone Canada Limited and subsidiary (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996, and the period November 18, 1987 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medizone Canada Limited and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, and the period November 18, 1987 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.

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

ANDERSEN ANDERSEN & STRONG L.C.

Salt Lake City, Utah
March 23, 1999


                              MEDIZONE CANADA LIMITED
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



                                    ASSETS

                                                  1998           1997
                                                 ------         ------
CURRENT ASSETS

     Cash                                      $  21,639       $     -
                                               ---------       --------

          Total Current Assets                 $  21,639             -
                                               ---------       --------

OTHER ASSETS

     License agreement                                 -             -
     Organization costs (net of
       accumulated amortization of $5,520)             -             -
                                               ----------      ---------

                                               $  21,639      $      -
                                               ----------     ----------
                                               ----------     ----------

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

     Accounts payable                          $     387      $    9,498
     Accrued expenses                                794           1,400
                                               ---------      -----------

           Total Current Liabilities               1,181          10,898
                                               ---------      -----------

COMMITMENTS AND CONTINGENCIES
     (Notes 2 and 5)                                  -             -

STOCKHOLDERS' DEFICIENCY (Note 6)

     Common stock, authorized 100,000,000
     shares, par value $.001 per share;
     issued and outstanding 2,250,176 and
     150,176 shares (giving effect to
     reverse stock split) as of December
     31, 1998 and 1997, respectively
                                                   2,250             150
    Additional paid-in capital                   261,093         212,140
    Deficit accumulated during development stage(242,885)       (223,188)
                                                ---------       ---------
         Total Stockholders' Deficiency           20,458         (10,898)
                                                ---------       ---------
                                              $   21,639      $      -
                                              ----------      ------------
                                              ----------      ------------

The accompanying notes are an integral part of these consolidated financial statements.


                             MEDIZONE CANADA LIMITED
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                From the Date
                                                                 of Inception
                                                                (November 18,
                                                                 1987) through
                          For the Years Ended December 31,       December 31,
                             1998        1997       1996             1998
                           --------    --------   -------        -------------
                                                                   (restated)



SALES                     $     -      $     -    $    -         $        -
                          --------     --------   --------       -----------

COSTS AND EXPENSES

  Research and develop-
   ment expenses                -            -         -             29,554
  Gen. and administrative
   expenses                 19,697        1,744      3,301          213,331
                            ------        -----      -----          -------

  Total Costs and Expenses  19,697        1,744      3,301          242,885
                            -------       -----      -----          --------

  Net loss                $(19,697)     $(1,744)   $(3,301)     $  (242,885)
                          ---------     --------   --------     -------------
                          ---------     --------   --------     -------------

  Weighted average number
    ofshares outstanding  1,175,176     150,179    150,179           234,122
                          ---------     -------    -------       ------------
                          ---------     -------    -------       ------------

  Loss per share          $   (.02)     $ (.01)    $  (.02)     $     (1.04)
                          ---------     -------    --------     -------------
                          ---------     -------    --------     -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                           MEDIZONE CANADA LIMITED
                        (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 From the Date of Inception (November 18, 1987)
                     through December 31, 1998 (restated)





                                                                    Deficit
                                                                   Accumulated
                                            Shares   Additional      During
Medizone Canada Ltd.-      Common Stock      to be    Paid-in      Development
Canadian                 Shares     Amount  Issued    Capital        Stage
                         ------     ------  ------    ----------   -----------

Initial issuance of
 shares exchanged
 for license agreement,
 Nov. 1987
 ($.0000003 per share)  3,000,000   $    1       -     $     -      $     -

Share issued for cash,
 November 1987
 ($1 per share)                 1        1       -           -           -

Net loss for the year
  ended Dec. 31, 1987           -        -       -           -         (1,000)
                       ----------   ------     -----    --------     ---------

Balance, Dec. 31, 1987  3,000,001        2       -           -         (1,000)

Sale of shares for cash
 ($.7692 per share,
  no par value)           130,000  100,000       -           -            -
                       ----------  -------     ------   ----------
----------

                        3,130,001 $100,002       -           -      $  (1,000)
                       ---------- --------     ------   ----------
----------

KPC Investments

Initial capitalization
 of KPCInvestments
 ($.001 par value),
 July 1984 ($.003 per
 share)                   590,000 $   590        -         $  910    $     -
Shares issued for cash,
 April 1985 ($.003 per
 share)                 3,000,000   3,000        -          6,819          -
Shares and warrants
 issued for cash,
 June 1988              2,000,000   2,000        -         82,089          -
                       ----------  ------      ------     --------
----------
                        5,590,000 $ 5,590        -        $89,818     $    -

                       ----------  ------      ------     --------
----------
                       ----------  ------      ------     --------
----------

Medizone Canada Ltd.
- Utah

Existing shares of MCL
 - Utah
(formerly KPC Invest.)  5,590,000 $ 5,590         -       $89,818      $    -
Exchange of 3,130,001
 shares of Medizone
 Canada Ltd. -Canadian
 for shares of MCL -
 Utah resulting in a
 reverse merger,
 December 1988         27,132,000  27,132          -       66,551           -


  The accompanying notes are an integral part of these consolidated financial statements.


                            MEDIZONE CANADA LIMITED
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                  From the Date of Inception (November 18, 1987)
                      through December 31, 1998 (restated)


                                                                      Deficit
                                                                   Accumulated
                                              Shares   Additional    During
Medizone Canada Ltd.          Common Stock    to be      Paid-in
Development
  -Utah (continued)-       Shares     Amount  Issued     Capital      Stage
                          --------   -------  -------  ----------
------------
Shares reserved for
 issuance to minority
 shareholder            (1,126,888)  $(1,127)  1,127   $      -     $    -

Shares issued for
 services ($.005
 per share)              1,938,000     1,938      -         8,062        -

Return of capital to
 majority shareholder         -           -       -       (50,851)       -

Net loss for the year
 ended Dec. 31, 1988          -           -       -           -      (106,392)
                        -----------   -------  ------   -----------  ---------

Balance, Dec. 31,1988   33,533,112    33,533    1,127     113,580    (107,392)

Return of capital to
 majority shareholder         -           -       -       (58,056)       -
Net loss for the year
 ended Dec. 31, 1989          -           -       -           -       (26,179)
                        ----------    -------  ------    ----------  ---------

Balance, Dec. 31, 1989  33,533,112    33,533    1,127      55,524    (133,571)

Sale of shares for cash
 (from $.05 to $.075
  per share)               983,333       983      -        56,517       -

Shares issued for
  services ($.05 per
  share)                   850,000       850      -        41,650       -
Shares issued to
 minority shareholder
 which had been
 previously reserved     1,126,888     1,127   (1,127)       -          -
Return of capital to
 majority shareholder         -           -       -       (42,480)      -

Net loss for the year
 ended Dec. 31, 1990          -           -       -          -       (28,561)
                         ----------    ------  -------   ---------   ---------

Balance, Dec. 31, 1990 36,493,333     36,493      -       111,211   (162,132)

Capital received from
 majority shareholder         -           -       -         9,100       -


The accompanying notes are an integral part of these consolidated financial statements.


                           MEDIZONE CANADA LIMITED
                       (A Development Stage Company)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
               From the Date of Inception (November 18, 1987)
                    through December 31, 1998 (restated)



                                                                      Deficit
                                                                   Accumulated
                                              Shares   Additional     During
Medizone Canada Ltd.         Common Stock     to be    Paid-in     Development
 Utah(continued)-         Shares     Amount   Issued   Capital         Stage
                         --------   --------  -------- -----------
------------
Net loss for the
 year ended
 December 31, 1991          -       $    -        -      $   -      $ (8,150)
                       ----------   ---------  -------  ----------  ----------

Balance, Dec.31, 1991  36,493,333      36,493      -       120,311  (170,282)

Capital received from
 majority shareholder       -            -         -         6,314      -
Net loss for the year
 ended Dec. 31, 1992        -            -         -          -       (8,334)
                       ----------  ----------  -------  -----------  ---------

Balance, Dec. 31, 1992 36,493,333      36,493      -       126,625  (178,616)

Capital received from
 majority shareholder       -            -         -        25,936      -
Net loss for the year
 ended Dec. 31, 1993        -            -         -          -      (32,357)
                       ----------  -----------  -------  ----------  ---------

Balance, Dec. 31, 1993 36,493,333      36,493      -       152,561  (210,973)

Capital received from
 majority shareholder       -            -         -        12,038      -

Net loss for the year
 ended Dec. 31, 1994        -            -         -             -    (3,617)

Balance, Dec. 31, 1994 36,493,333      36,493      -       164,599   (214,590)

Contributed capital
 from majority
 shareholder                -            -         -         5,553      -

Net loss for the year
 ended Dec. 31, 1995        -            -         -             -     (3,553)
                       -----------     -------   -------   --------
---------

The accompanying notes are an integral part of these consolidated financial statements.

                               MEDIZONE CANADA LIMITED
                            (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                   From the Date of Inception (November 18, 1987)
                         through December 31, 1998 (restated)

                                                                       Deficit


Accumulated
                                              Shares    Additional      During

Medizone Canada Ltd.         Common Stock     to be       Paid-in
Development
 Utah (cont.)-            Shares     Amount   Issued      Capital        Stage
                         --------   -------  -------     ----------
----------

Balance, Dec. 31, 1995  36,493,333 $ 36,493      -       $ 170,152  $(218,143)

Adjust beginning shares
 for reverse stock split
 at 1 share for 243
 shares                (36,343,157) (36,343)      -         36,343     -

Contributed capital
 from majority
 shareholder                  -        -          -          3,301     -

Net loss for the year
 Dec. 31, 1996                -        -          -           -        (3,301)
                       ------------   --------  ------   -----------  --------

Balance, Dec. 31, 1996     150,176      150       -         209,796  (221,444)

Net loss for the year
 December 31, 1997             -        -         -            -       (1,744)
 Contributed capital
 from majority
 stockholder                   -        -         -           2,344      -
                       ------------   --------  ------   ------------
---------

Balance, Dec. 31, 1997     150,176      150       -         212,140
(223,188)

Contributed capital
 from majority
 shareholder                   -         -        -           1,053      -

Shares issued for cash
 ($.02 per share)         2,000,000    2,000      -          43,000      -

Shares issued for
 services ($.05 per share)  100,000      100      -           4,900      -

Net loss for the year
 December 31, 1998             -          -       -             -
(19,697)
                          ----------   ------    ------   -----------
--------

Balance, Dec. 31, 1998    2,250,176   $2,250    $ -       $ 261,093
$(242,885)
                          ----------  -------   --------  ----------
----------
                          ----------  -------   --------  ----------
----------

The accompanying notes are an integral part of these consolidated financial statements.

                     MEDIZONE CANADA LIMITED AND SUBSIDIARY
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 From the Date
                                                                  of Inception

                                                                 (November 18,
                                                                 1987) through
                           For the Years Ended December 31,       December 31,
                          1998       1997       1996                 1998
                         ------     ------     ------            -------------
                                                                    (restated)

OPERATING ACTIVITIES

     Net loss          $(19,697)   $(1,744)   $(3,301)              $(242,885)

 Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:
  Issuance of stock
   for services           5,000       -           -                    57,500
  Amortization            -           -           -                     5,520
  Write-off of prior
   year payables          -           -           -                   (25,261)
  Write-off of license
   agreement              -           -           -                         1
  Changes in assets and
   liabilities:
    Accounts payable and
    accrued expenses     (9,717)    (600)         -                    28,786
                        --------   -------     --------
----------

Net Cash Used in
 Operating Activities   (24,414)  (2,344)        (3,301)             (176,339)

INVESTING ACTIVITIES

 Organization costs        -          -           -                    (5,520)
                        --------  --------     ----------
----------

Net Cash Used in
 Investing Activities      -          -           -                    (5,520)
                        --------  --------     ----------
---------

FINANCING ACTIVITIES

 Issuance of stock for
  cash                   45,000       -           -                    291,590

 Cash received from
  (advanced to)
  majority stockholder    1,053     2,344        3,301
(88,092)
                        --------  --------     -----------
----------

Net Cash Provided by
  Financing Activities   46,053     2,344        3,301                 203,498
                        --------  --------     ------------
----------

INCREASE (DECREASE) IN
 CASH                    21,639       -            -                    21,639

Cash, beginning of year     -         -            -                       -
                        --------  --------     ------------
---------

Cash, end of year     $   21,639  $   -         $  -                 $  21,639
                       ---------  --------     -------------
-----------
                       ---------  --------     -------------
-----------

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

Issuance of stock for
 license agreement    $     -     $   -         $   -                $       1
Issuance of stock for
 services                  5,000      -             -                        -

The accompanying notes are an integral part of these consolidated financial statements.

                             MEDIZONE CANADA LIMITED
                         (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      NATURE OF THE BUSINESS
        ----------------------

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

On June 8, 1998, the Company agreed to sell to Medizone International, Inc. (the former parent company of Medizone Canada Limited) certain intangibles and intellectual property and other assets in exchange for the assumption of certain intercompany liabilities.

On August 4, 1998, the Company formed a wholly-owned subsidiary, Medizone Canada Limited ("Medizone Nevada"), in the State of Nevada for the sole purpose of changing the domicile of the Company to the State of Nevada. Subsequently, the Company was merged into Medizone Nevada which became the surviving corporation.

Business Activities
-------------------

The business of the Company was the exploration of the efficacy of using ozone to inactivate certain viruses and assist in the treatment of certain diseases. On June 8, 1998, the Company agreed to sell to Medizone International, Inc. (the former parent company of Medizone Canada Limited) certain intangibles and intellectual property and other assets in exchange for the assumption of certain intercompany liabilities. Subsequent to the sale, the Company is currently seeking other business opportunities that may be profitable.

                       MEDIZONE CANADA LIMITED
                    (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.     GOING CONCERN
       -------------

Continuation of the Company as a going concern is dependent upon the Company obtaining additional capital. The management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long-term financing, which will enable the Company to operate in the future. Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.

The Company believes that the stockholders will provide funds or undertake such actions as are necessary to continue operations. The Company also believes it has no continuing financial commitments and it has estimated that expenditures for the next twelve months will consist only of the costs of continuing its bare legal existence. There can be no assurances that the Stockholder will be able to provide such funds or take action necessary to continue operations.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

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

Estimates and Assumptions
--------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Fair Values of Financial Instruments
-------------------------------------

The Company estimates that the fair value of all financial instruments at December 31, 1998 and 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

                                     F-11
<PAGE

                       MEDIZONE CANADA LIMITED
                     (A Development Stage Company)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.     ISSUANCES OF COMMON STOCK AND WARRANTS
       ---------------------------------------

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

In 1990, the Company issued 983,333 shares of common stock at prices ranging from $.05 to $.075 per share in private offerings to two individuals unrelated to the Company for proceeds of $57,400. The Company also issued, for services rendered, 850,000 shares to five individuals, 550,000 shares to the three directors of the Company, 50,000 shares to an employee, and 250,000 shares to a consultant, to which it assigned the value of $.05 per share for an aggregate of $42,500.

During 1990, the 1,126,888 shares reserved in December 1988 for issuance to the remaining stockholder of MedCan in exchange for the shares of MedCan were issued.

On June 10, 1998, the Company effected a reverse split of its outstanding common stock on the basis of 1 share for each 243 shares outstanding. The effect has been accounted for on a retroactive basis for the years ended December 31, 1998, 1997 and 1996. During 1998, a capital contribution of $1,053 was made to the Company by a majority shareholder. Also during 1998, the Company issued 2,000,000 shares of common stock at prices ranging from $.02 to $.025 per share for net proceeds of $43,000 and additionally, issued 100,000 shares of common stock at $.05 per share for services.

                        MEDIZONE CANADA LIMITED
                     (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.          INCOME TAXES
            -------------

At December 31, 1998, the Company had a net operating loss (NOL) carryforward totaling approximately $45,000 that may be offset against future taxable income in varying amounts through 2007. MedCan, which was incorporated under the laws of the Province of British Columbia and, accordingly, files tax returns in Canada, had a NOL carryforward of approximately $177,000. No benefit has been reported in the 1998, 1997 and 1996 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance.

Under certain circumstances, Section 382 of the Internal Revenue Code of 1986 restricts a corporation's use of its NOL carryforward. Due to the Company's issuance of additional stock, the Company's use of its existing NOL carryforward could be limited. Therefore, the Company may have to pay federal income taxes sooner than if the use of its NOL carryforward were not restricted.

6.          RESTATEMENT OF PRIOR PERIODS (unaudited)
            -----------------------------------------

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

In prior years' financial statements, such stockholders' advances were incorrectly accounted for as accounts receivable and were written off at the end of each year as uncollectible. The following table describes the effect of these restatements on the net loss of the Company:

                                  1991      1990       1989       1988
                                 -------  --------   ---------   ------------

Net income (loss), as previously
     stated                      $   950  $(71,041)  $(84,235)    $(157,243)

Net (loss), as restated           (8,150)  (28,561)   (26,179)     (106,392)


The effect of restatement on loss per share is immaterial.

7.          TRANSACTIONS WITH RELATED PARTIES
            ---------------------------------

The officers and directors of the Company are involved in other business activities and they may, in the future become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has formulated no policy for the resolution of such conflicts.