Form 10QSB
period 1999-03-31
MEDIZONE CANADA LTD
filed 1999-04-09
CIK 821172

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                 FORM 10-QSB

    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                           EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

                   Commission file number 33-16757-D

                        MEDIZONE CANADA LIMITED
                       -------------------------
         (Exact name of registrant as specified in its charter)

            Nevada                                    87-0411771
          ---------                                  -------------
(State of other jurisdiction of          (I.R.S. employer identification No.)
 Incorporation or organization)

                 (Address of principal executive offices)
                ------------------------------------------
                        55 West 200 North, Suite 2
                              Provo, UT 84601


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

     There were 2,250,178 common shares outstanding of the Registrant's common stock at April 8, 1999.

                      MEDIZONE CANADA LIMITED AND SUBSIDIARY

                                       Index

                                  March 31, 1999

PART I - FINANCIAL INFORMATION                                     Page Number

Item 1.   Financial Statements
     Unaudited Interim Consolidated Balance Sheets                         3
     Unaudited Interim Consolidated Statements of Operations               4
     Unaudited Interim Consolidated Statement of Changes in
     Stockholders' Equity                                                5-9
     Notes to Unaudited Interim Consolidated Financial
     Statements                                                        10-12

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12-13

PART II - OTHER INFORMATION

Item 2. Change in Securities                                              13

Item 4. Submission on Matters to a Vote of Security Holders               13

Item 5. Other Information                                                 13

Item 6. Exhibits and Reports on Form 8-K                                  13

        Signatures                                                        13

                           Part 1  Financial Information


Item 1  Financial Statements
        --------------------

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                               Medizone Canada Limited
                             [Development Stage Company]

                              CONDENSED BALANCE SHEETS
                                    [Unaudited]

                                        March 31, 1999     Dec. 31, 1998
                                       ----------------   ---------------
ASSETS

CURRENT ASSETS:
     Cash                                     $ 16,323     $ 21,639
     Accounts Receivable                           857            -
                                             ---------     ---------
              Total Current Assets              17,180      $21,639

PROPERTY AND EQUIPMENT (NET)                         -            -

OTHER ASSETS:
     License Agreements                              -            -
     Organization cost (net of
      accumulated amortization of $5,520
       And $5,520, respectively)                     -            -

                Total Other Assets                   -            -

TOTAL ASSETS                                   $17,180      $21,639
                                              --------     ---------
                                              --------     ---------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        March 31, 1999     Dec. 31, 1998
                                      ----------------    ---------------
CURRENT LIABILITIES:
     Accounts payable                         $    438      $      387
     Accrued expenses                                -             794
                                             ---------      ----------
          Total Current Liabilities           $    438     $     1,181

Commitments and Contingencies (Note 1)

STOCKHOLDERS' DEFICIENCY:
    Common stock; authorized 100,000,000         2,250           2,250
    $0.001 par value; issued and outstanding
    2,250,178 as of 3/31/99;
    150,178(post-split) as of 12/31/97

    Additional paid-in Capital                 261,093         261,093
    Deficit accumulated during the
      development stage                       (246,601)       (242,885)
                                              ---------       ---------
          Total Stockholders' Equity            16,742          20,458

TOTAL LIABILITIES & EQUITY                   $  17,180       $  21,639
                                             ---------       ----------
                                             ---------       ----------

The accompanying notes are an integral part of these financial statements.

NOTE: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

                            MEDIZONE CANADA LIMITED
                         [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS
                                  [Unaudited]


                           For the Three     For the Three     From Inception,
                           Months Ended       Months Ended     (Nov. 18,
1987)-
                          March 31, 1999     March 31, 1998     March 31, 1999
                         ----------------   ----------------
----------------

REVENUE                            $0.00              $0.00              $0.00

   Cost of Goods Sold              $   -                  -                  -
                                  -------             ------
------
     Total Revenue                 $0.00              $0.00              $0.00

EXPENSES
   Gen. and Admin. Expenses    $3,717.00          $1,053.00        $217,048.00
   Research & Develop. Expenses     0.00               0.00        $ 29,554.00
                               ---------          ---------
------------

    Total Expenses             $3,717.00              $0.00        $246,602.00

NET INCOME/LOSS               ($3,717.00)        ($1,053.00)
($246,602.00)

    The accompanying notes are an integral part of these financial statements.

                            MEDIZONE CANADA LIMITED
                         [A Development Stage Company]

                 Consolidated Statements of Stockholders' Equity
>From the Date of Inception (November 18, 1987) through March 31, 1999
(restated)

                                               Capital In   Deficit
Accumulated
                              Common Stock      Excess Of        During the
                            Shares     Amount   Par Value    Development Stage
                           --------   -------   --------- --------------------

Medizone Canada Ltd.
  - Canadian

Initial issuance of
 shares exchanged for
 license agreement, 11/87
 ($.000003 per share)      3,000,000 $      1         --                    --

Common stock issued for
 cash at $1/share 11/87            1 $      1         --                    --

Net loss for the year
 ended 12/31/87                   --       --         --              $(1,000)
                           --------- ---------    ---------      -------------
BALANCE, Dec. 31, 1987     3,000,001 $      2         --              $(1,000)

Sale of shares for cash
 ($.7692 per share, no
   par value)               130,000  $100,000         --                    --
                           --------  ---------     ---------     -------------
                          3,130,001  $100,002         --              $(1,000)
                          ---------  --------      ---------     -------------
                          ---------  --------      ---------     -------------

KPC Investments
 Initial capitalization
 of KPC Investments
 ($.001 par value)
 July 1984 ($.003/share)    590,000  $    590      $     910                --

Shares issued for cash
 Apr. 1985 ($.003/share)  3,000,000  $  3,000         6, 819                --

Shares & warrants issued
 for cash, June 1988      2,000,000  $  2,000         82,089                --
                         ----------  --------      ----------   --------------

                          5,590,000  $  5,590      $  89,818                --
                         ----------  --------      ----------   --------------
                         ----------  --------      ----------   --------------

                                 MEDIZONE CANADA LIMITED
                             [A Development Stage Company]

                   Consolidated Statements of Stockholders' Equity >From the Date of Inception (November 18, 1987) through March 31, 1999 (restated)
                                       [Unaudited]

                                        Shares  Capital In  Deficit
Accumulated
                        Common Stock     To Be   Excess Of    During the
                      Shares     Amount Issued   Par Value   Development Stage
                    ---------  -------- ------- ---------- -------------------
Medizone Canada Ltd.
 - Utah
Existing shares of
 MCL Utah (formerly
 KPC Investments)    5,590,000 $  5,590            $89,818                  --

Exchange of 3,130,001
 shares of Medizone
 Canada Ltd. -
 Canadian for shares
 of MCL- Utah-
 resulting in a
 reverse merger
 December 1988      27,132,000 $ 27,132           $66,551                   --

Shares reserved for
 issuance to
 Minority share-
 holder             (1,126,888)$ (1,127)    1,127      --                   --


Shares issued for
 services
 ($.005)/share)      1,938,000 $  1,938       --    8,062                   --

Return of capital
 to majority share-
 holder                     --       --       --  (50,851)                  --

Net loss for the
 year-ended 12/31/89        --       --       --       --          $ (106,392)
                    ----------- --------  ------- ---------       ------------

BALANCE, 12/31/89   33,533,112 $ 33,533    1,127  $113,580         $ (107,392)
                    ---------- ---------  ------ ----------      -------------
                    ---------- ---------  ------ ----------      -------------

Return of capital to
 majority Share-
 holder                     --        --     --    (58,056)                 --

Net loss for the
 year ended 12/31/89        --        --     --         --         $ ( 26,179)

BALANCE, 12/31/89   33,533,112 $ 33,533    1,127    55,524         $ (133,571)
                    ---------- --------   -------  -------        ------------
                    ---------- --------   -------  -------        ------------

Sale of shares for
 cash (From $.05 to
 $.075/share)          983,333 $    983      --     56,517                  --

                             MEDIZONE CANADA LIMITED
                         [A Development Stage Company]

               Consolidated Statements of Stockholders' Equity
>From the Date of Inception (November 18, 1987) through March 31, 1999
(restated)
                                  [Unaudited]

                                       Shares   Capital In   Deficit
Accumulated
                       Common Stock    To Be    Excess Of          During the
                     Shares    Amount  Issued    Par Value   Development Stage
                    -------   -------  ------   ------------------------------

Shares issued for
 services
 ($.05 per share)    850,000      850      --    $   41,650                 --


Shares issued to
  minority share-
  holder which had
  been reserved    1,126,888    1,127  (1,127)           --                 --


Return of capital
 to majority
     Shareholder         --        --       --   $   (42,480)               --

Net loss for the
 year ended
 12/31/90                --        --       --            --     $
(28,561)
                  -----------  -------  ------  -------------  ---------------

BALANCE, 12/31/90 36,493,333   36,493       --   $  111,211     $    (162,132)

Capital received
 from majority
  Shareholder            --        --       --        9,100                 --

Net loss for the
 year ended
 December 31, 1991       --        --       --           --      $
(8,150)
                  -----------    -------  -------  ----------- ---------------
BALANCE, 12/31/91  36,493,333   36,493      --   $  120,311      $   (170,282)

Capital received
 from majority
   Shareholder           --        --        --  $    6,314                 --

Net loss for the
 year ended
 December 31, 1992       --        --        --          --        $   (8,334)
                  -----------   --------  -------   ------------ -------------

Balance, 12/31/92  36,493,333   $36,493      --    $126,625        $ (178,616)

Capital received
 from majority
  Shareholder            --         --        --   $ 25,936        $        --

Net loss for the
 year ended 12/31/93     --         --        --         --        $  (32,357)
                   ----------   ---------  ------   --------------------------

Balance, 12/31/93  36,493,333   $36,493       --  $ 152,561        $ (210,973)
                   ----------   ---------  ------  --------------  -----------
                   ----------   ---------  ------  --------------  -----------

                              MEDIZONE CANADA LIMITED
                          [A Development Stage Company]

                Consolidated Statements of Stockholders' Equity
>From the Date of Inception (November 18, 1987) through March 31, 1999
(restated)
                                   [Unaudited]

                                               Capital In  Deficit Accumulated
                            Common Stock        Excess Of          During the
                         Shares      Amount     Par Value     Development
Stage
                        -------     -------    -------------------------------

Capital received from
 majority shareholder         --          --       $12,038                  --

Net loss for the year
 ended Dec.31, 1994           --          --            --         $   (3,617)
                       -----------   --------   -----------      -------------

Balance, Dec. 31, 1994 36,493,333     36,493      $164,599         $ (214,590)
                       -----------   --------   -----------       ------------
                       -----------   --------   -----------       ------------

Capital received from
 majority shareholder          --         --      $  5,553                  --

Net loss for the year
 ended Dec. 31, 1995           --         --            --        $    (3,553)
                       -----------   --------    ----------      -------------

Balance, Dec. 31, 1995 36,493,333     36,493      $170,152        $  (218,143)
                       -----------   --------    ----------      -------------
                       -----------   --------    ----------      -------------

Adjust beginning shares
 for reverse stock
 split at 1 share for
 243 shares           (36,343,157)   (36,343)       36,343                  --
 effective 6/10/98

Contributed capital
 from majority
 shareholder                   --         --         3,301                  --

Net loss for the year
 ended Dec. 31, 1996           --         --            --         $ (  3,301)

                       -----------   --------     ---------      -------------

Balance, Dec. 31, 1996    150,176        150      $209,796         $ (221,444)
                       -----------    -------     ---------      -------------
                       -----------    -------     ---------      -------------

Capital received from
 majority shareholder          --         --         2,334                  --

Net loss for the year
 ended Dec. 31, 1997           --         --            --         $   (1,744)
                        ----------    -------      ---------      ------------

Balance, Dec. 31, 1997    150,176   $    150      $212,140         $ (223,188)
                        ----------    -------     -----------     ------------
                        ----------    -------     -----------     ------------

                              MEDIZONE CANADA LIMITED
                          [A Development Stage Company]

              Consolidated Statements of Stockholders' Equity
>From the Date of Inception (November 18, 1987) through March 31, 1999
(restated)
                                   [Unaudited]

                                              Capital In   Deficit Accumulated
                             Common Stock      Excess Of          During the
                          Shares     Amount    Par Value   Development Stage
                         --------   --------  -----------  ------------------
Capital received from
 majority shareholder          --         --   $    1,053                 --

Sale of Shares for Cash
    June 10, 1998       1,000,000  $   1,000   $   19,000                 --

Sale of Share for Cash  1,000,000  $   1,000   $   24,000                 --
    August, 1998

Shares issued for
 services
    ($.05 per share)      100,000  $     100    $   4,900                 --

Net loss for the year
 ended Dec. 31, 1998           --         --           --        $    (19,697)

Balance, Dec. 31, 1998  2,250,176   $  2,250    $ 261,093        $   (242,885)
                        ----------  --------    ----------      --------------
                        ----------  --------    ----------      --------------

Net loss for the period
 ended Mar. 31, 1999           --         --           --        $  (   3,717)
                        ----------  --------    ----------      --------------

Balance, Mar. 31, 1999  2,250,176   $  2,250    $ 261,093        $   (246,602)
                        ----------  --------    ----------      --------------
                        ----------  --------    ----------      --------------

                              MEDIZONE CANADA LIMITED
                          (A Development Stage Company)

             Notes to Unaudited Consolidated Financial Statements

                               March 31, 1999

Note 1 - Summary of Significant Accounting Policies
         ------------------------------------------

Condensed Financial Statements- The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations at March 31, 1999, and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998, audited financial statements. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operation results for the full year.

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

Note 2 - Related Party Transactions
         --------------------------

Management Compensation - During the first quarter of 1999, the Company did not pay any wages to the sole officer or director of the Company.

NOTE 3 - Discontinued Operations
         -----------------------

         None.

Note 4 - Common Stock
         ------------

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

During the end of August, 1998, the Company issued 1,000,000 shares of common stock at $.025 per share in a private offering to 5 individuals for proceeds of $25,000. Four of the individuals were unrelated to the Company. The fifth individual, Brenda M. Hall, the Company's sole director and officer, bought 250,000 shares of the private offering.

On October 1, 1998, the Company issued 100,000 S-8 common shares to its attorney pursuant to a "Consultant Compensation Agreement No.1." The shares were registered on Form S-8 with the Securities Exchange Commission on October 2, 1998.

NOTE 5 - Going Concern
         -------------

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

NOTE 6 - Contengencies
         -------------

         None.

NOTE 7 - Subsequent Events
         -----------------

         None.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Plan of Operation
                            -------------------

     The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholder. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

                          Results of Operations
                         -----------------------

         Three-month Periods ended March 31, 1999, and March 31, 1998

     The Company did not engage in any business activities during the quarters ended March 31, 1999 and 1998, nor the year ended December 31, 1998. No research and development expenses were incurred in 1999 or 1998. For the three month period ending March 31, 1999, nominal general and administrative expenses totaling $3,717 were incurred for shareholder costs, legal and accounting fees. General and administrative expenses for the three month period ending March 31, 1998, were $1,053. The increased expenses in 1999 related primarily to the change of control of the Company and the reverse stock split in June.

                        Liquidity and Capital Resources
                       ---------------------------------

     For the three-month period ending March 31, 1999, the Company had assets of $17,179.55 and liabilities totaling $438. The Company had no assets for the three-month period ending March 31, 1998 and liabilities totaling 1,053.


                          PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings
            -----------------

            None.

ITEM 2.     Change in Securities
            --------------------

            None.

ITEM 3.     Defaults on Senior Securities
            -----------------------------

            None.

ITEM 4.     Submission on Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

ITEM 5.     Other Information
            -----------------

            None.

ITEM 6      Exhibits and Reports on Form 8-K
            --------------------------------

            None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MEDIZONE CANADA LIMITED
                                (Registrant)
Date: April 7, 1999             /s/ Brenda M. Hall
                                -------------------------
                                Brenda M. Hall, Sole Officer & Director