Form 10KSB
period 1999-06-30
ONE WORLD ONLINE COM INC
filed 1999-10-13
CIK 821172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                           Transition Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                  June 30, 1999

                             Commission file number
                                    33-16757

                           ONE WORLD ONLINE.COM, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                    06-0431771
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS employer identification no.)

4778 North 300 West, Suite 200, Provo, Utah                   84601
-------------------------------------------                 ----------
(Address of principal executive offices)                    (Zip code)

         Issuer's telephone number: (435) 852-3540

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year were $460,000.

         The aggregate market value of the voting stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of September 30, 1999 was $39,531,680.

         The number of shares outstanding of the issuer's common stock as of September 30, 1999 was 15,475,000, $.001 par value.

         Transitional Small Business Disclosure Format: Yes |_|  No |X|

                           ONE WORLD ONLINE.COM, INC.


              TABLE OF CONTENTS TO TRANSITION REPORT ON FORM 10-KSB
                           PERIOD ENDED JUNE 30, 1999




                                     PART I
Item 1. Description of Business...............................................3
Item 2. Description of Propertie..............................................10
Item 3. Legal Proceedings.....................................................10
Item 4. Submission of Matters to a Vote of Security Holders...................10

                                     PART II
Item 5. Market for Common Equity and Related Stockholder Matters..............12
Item 6. Management's Discussion and Analysis or Plan of Operation.............13
Item 7. Financial Statements..................................................19
Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure...................................19

                                    PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................20
Item 10. Executive Compensation...............................................22
Item 11. Security Ownership of Certain Beneficial Owners and Management.......24
Item 12. Certain Relationships and Related Transactions.......................25
Item 13. Exhibits and Reports on Form 8-K.....................................25

                                     PART I



Item 1. Description of Business.

         As used herein, the term "Company" means One World Online.com, Inc. ("One World") and its wholly owned subsidiaries, One World Online Incorporated dba One World Online Marketing, ("OWOL Marketing") and I Ventures, Inc. dba One World Online Technologies ("OWOL Technologies"), on a consolidated basis, unless the context clearly indicates otherwise.

Company Development

         The Company was originally incorporated under the laws of the State of Utah on July 27, 1984 under the name KPC Investments and has an authorized capital consisting of 100,000,000 shares of common stock, par value $.001 per share.

         The Company acquired Medizone Canada Ltd. in 1988 as a subsidiary corporation and changed its name from KPC Investments to Medizone Canada Limited. The Company subsequently discontinued the business of its subsidiary and in recent years has been looking for a business acquisition. Effective
August 4, 1998, the Company changed its corporate domicile to the State of Nevada.

         On April 26, 1999, the Company effectuated a 4 for 1 forward stock split of its outstanding shares. A stockholder contributed for cancellation shares of common stock in connection with the stock split resulting in the Company having 9,000,000 shares outstanding immediately after the stock split.

         On June 29, 1999, the Company acquired OWOL Marketing and OWOL Technologies through its acquisition of all the issued and outstanding common stock of these two companies (the "Acquisition"). As consideration for the Acquisition, the Company issued to the stockholders of OWOL Marketing and OWOL Technologies an aggregate of 12,725,000 shares of the Company's common stock. In connection with the Acquisition, certain stockholders contributed 6,250,000 shares of the Company's common stock for cancellation, which resulted in the Company having 15,475,000 shares of common stock outstanding immediately following the Acquisition. In connection with the Acquisition, the Company also changed its name to One World Online.com, Inc. and amended its Articles of Incorporation to authorize up to 1,000,000 shares of blank check preferred stock.

         OWOL Marketing (a Utah corporation) was organized in November of 1998. Its operating activities since inception have related primarily to developing its main product line of electronic commerce ("e-commerce") sites, Internet related training, building the One World Community and related software, building a high-performance, scaleable hardware infrastructure, marketing Internet service provider ("ISP") services, hiring capable personnel, developing its marketing plan and raising capital.

         OWOL Technologies (a Colorado corporation) was organized in June 1996 and began business operations in November, 1998 with the acquisition of certain assets of Web Factory, a sole proprietorship. At that time OWOL Technologies began developing technology and e-commerce solutions, including ISP, as the primary developer for OWOL Marketing.

         The Company's principal executive offices are located at 4778 North 300 West, Suite 200, Provo, Utah, 84604. Its telephone number is (801) 852-3540.

Company Organization

         OWOL Marketing and OWOL Technologies are wholly owned subsidiaries of One World. OWOL Marketing is the distribution arm for all products and services of the Company using its affinity and relationship marketing system. OWOL Technologies provides the world wide web ("web") development technical resources, ISP, domain and hosting services and manages the growth and development of the One World Online.com Community.

Executive Summary

         One World is a new kind of company that combines two of the most powerful business ideas today: (1) the power of the Internet and (2) the effectiveness of relationship marketing. One World provides both of these groups with the opportunity to participate in the power of the Internet by building the world's most valued online community through a national network of independent Internet Marketing Consultants (IMC's). These IMC's are empowered to share in the revenues of the Internet with the Company's unique relationship marketing model. As a full solution Internet services company, One World is seeking to take the $300+ billion Internet and e-commerce market to the masses by offering a one stop source for Internet solutions such as: nationwide enhanced Internet Service Provider (ISP) access; a virtual online community complete with online shopping that includes over 225,000 products, Internet radio station, library, arcade, and much more; web site creation and hosting; electronic commerce solutions for mid-size and small businesses; and Internet marketing training for businesses and individuals.

         The challenge of online shopping is that of creating loyalty in a cyber world where customers move from one community to the next with a click of their mouse. One World is seeking to redefine the world of e-commerce through the collective power of uniting individuals with relationship marketing and rewarding  them with a dynamic  new concept  called  Community  Dollars.  When a customer purchases One World's web-related products and services, such as ISP service, web sites, hosting, Internet training, and many others, their personal online shopping account is credited with Community Dollars. For instance, when a customer connects to the Internet using the Company's ISP service, the Company matches the monthly charge, dollar-for-Community Dollar, and credits $22.00 Community Dollars to the customer's personal shopping account. For the Company's ISP customers, it's like receiving their ISP service for free every month. As customers watch their account balance grow and use their Community Dollars to purchase products from the One World Online.com Community, they are expected to become more loyal to the value offered by One World.

Products / Services Summary

         At the present time, the Company's primary products and services are focused in four major areas:

         1. ISP and other related services.

         2. The One World Online.com Community, including its shopping section, its relationship marketing system and its Community Dollars products.

         3. E-commerce and Home-based Business web site creation and sales.

         4. Internet and business success training and services.

Market Analysis Summary

         The Internet is a collection of connected computer systems and networks that link millions of public and private computers. The Internet and the web have experienced rapid growth over recent years. This growth is projected to continue. According to Nielsen Net Ratings, as of July, 1999, there were approximately 106.3 million users in the United States and 201 million users worldwide. Approximately 41 million people in the United States plan to go online at some point in the future, 17.2 million within the next year, according to a study done by Intelliquest Research in March, 1999. Explosive growth of the Internet is expected to significantly increase Internet purchases. International Data Corporation ("IDC") reports that the amount of commerce conducted over the web will top a staggering $1 trillion by 2003.

         The demand for e-commerce solutions is evident by the capital markets' fascination with Internet companies and the proliferation of new Internet and e-commerce sites. The Company has focused its efforts on three, primary markets:
(1) individuals and businesses who need ISP access, including email; (2) individuals who are potential members of the One World Online.com Community who desire a home on the web where they can associate with others, be entertained, and purchase quality goods and services for an excellent price; and (3) small businesses seeking a complete-solution, web presence that includes a catalog storefront, web education and advertising services, and hosting services. One World believes that its relationship marketing approach will provide the Company a significant competitive advantage in these markets.

Relationship Marketing.

         In the first quarter of 1999, the Company instituted a relationship marketing program as an approach within the ISP, virtual community, and web site development industries to expand the Company's subscriber and member base. The program is designed to establish and expand a network of independent Internet Marketing Consultants ("IMCs") to sell the Company's products and services. In general, each IMC is paid a commission for selling the Company's products and services and is paid a residual commission on the purchase of products by shoppers using the IMC's Retail Access Number. The Company believes that using IMCs to sell its products and services assists the Company in lowering its cost of customer acquisition, reducing variable technical support costs by utilizing IMCs to aid in the set-up and maintenance of new customers, and reduces customer turnover as the result of the customer's loyalty to his or her IMC.

         The Company's IMC opportunity is particularly well suited for individuals who possess strong sales skills and are motivated by the prospect of supplementing their sources of income under a flexible work schedule without the drawbacks associated with some other network marketing programs such as the need to purchase inventory and poorly defined commission credit systems resulting in commission disputes. The Company's commission structure extends as IMCs recruit other IMCs, and as those IMCs recruit other IMCs, such that a new web site sale may result in the payment of multiple commissions. The amount of the commission paid to the sponsor in connection with the sale of a product or service will vary according to the level of the sponsor within the chain of IMCs above the IMC who received direct credit for the sale. As the program continues to develop and mature, the total amount of commissions paid to IMCs per each sale will increase; however, the Company believes that such total commissions nonetheless will be less than the costs for new customer acquisitions through traditional sales and marketing activities.

Detailed Descriptions of Products and Services:

         One World Online ConnectTM Internet Access Service (ISP): The Company provides national ISP service pursuant to its relationships with PSINet and National NetDial-Up Service. The Company has access to over 2,000 local access numbers that cover approximately 92% of the United States Population. The Company charges $21.95 per month for its unlimited, ISP service. The customer receives a one year membership to the One World Online.com Community (a $24.95 value). Each ISP subscriber also receives $22.00 per month in Community Dollars to purchase various high margin products in the Preferred Shopper Store in the One World Online.com Community. The Company pays a significant portion of the revenue it receives for ISP service to its independent distributors for having brought the ISP subscriber to the Company. These payments are in the form of one-time, bonus payments and a monthly shared revenue payment. The Company believes that its ISP compensation program will significantly advance the marketing efforts of its other products, including sales of the Company's web site and training products and general sales in the One World Online.com Community.

         The One World Online.com Community: The One World Online.com Community consists of shopping, information and entertainment areas. These areas are represented by news, arcade, library, horoscopes, weather, email, an Internet Radio Channel, a millennium time capsule, a regular shopping area and a Preferred Customer Store. These areas and services provide an environment where individuals can obtain and share information and ideas, and where they have input regarding new community features and goals. The One World Online.com Community has either placed online or received commitments for the listing and sale of over 225,000 products and services in its regular shopping area. The current price for a One World Online.com Community membership is $24.95 per year. Members receive access to the full spectrum of services available in the Community, including, members-only pricing on valuable products and services, email, and news. Currently, One World Online ConnectTM ISP customers receive their first year's membership for free as part of their ISP service.

         Various of the Company's products carry with them an accrual of Community Dollars. These products include, but are not limited to, the ISP monthly service, e-commerce sites (both creation and monthly hosting), Starter Site hosting, the Internet Home Based Business & Tax Strategy Program, professional programming, and the Internet marketing training program. Community Dollars are redeemable in the Preferred Customer Store in the One World Online.com Community for the high margin products contained in this store. The Company believes that its Community Dollars program will increase its sales by giving customers a greater incentive to purchase products that accrue Community Dollars. Because the redemption of Community Dollars only takes place on the One World Online.com Community, the Company believes that the redemption process will educate customers how to make online purchases from the One World Online.com Community and will help customers to feel more comfortable buying online. The Company has reserved the right to terminate this program at any time, however, termination of the program might have a material adverse effect on the Company and its relationship with its customers and independent distributors. There is no guarantee that the Company's Community Dollar program will be successful.

         E-commerce and Home-based Business Web Site Creation and Sales: The Company sells a variety of web site solutions via its independent distributors. The Company's premiere product is the e-commerce web site or "Full-Solution E-Commerce Web Site." Full-Solution E-Commerce Web Sites are industry specific and are the result of hundreds of hours of research and development. These web sites are offered at a fraction of their research and development cost. The term "full-solution" refers to the web site's capacity to accomplish all of a small business e-commerce and information needs. In order of development, these templates are geared for:

         1.       Real Estate Brokers and Companies
         2.       Small Business / Entrepreneurs
         3.       Internet Marketing Consultant (IMC) Web Site
         4.       Medical / Dentist / Orthodontist
         5.       Mortgage Broker

         The Company also sells an Internet Home-Based Business (IHBB) Web Site and Tax Strategy Program. The IHBB web sites (also referred to as Starter Sites) provide an easy entry point to the world of e-commerce. This package introduces individuals to the benefits of online commerce, provides them with their own Internet presence, and educates them about tax strategies that will permit them to take full advantage of their small business. The IHBB package includes a step-by-step web site designer program to help even the newest web site owner give their site a personal flare by allowing unlimited access to change text, images, logos, pictures, add pages, etc.

         The Company also provides other web development services. The Company provides domain name registration services for all of its guests and members. The Company offers additional programming services for individuals that require more programming than what they have already received with the purchase of their e-commerce web sites. Customers are assigned their own personal, experienced and certified programmer. Programming is also available for individuals that have not purchased their sites from the Company. Finally, the Company sells One World Online.com Retail Access Number (RAN) licenses, which are an identification and tracking system that is used to track all retail sales that are made by a member's customers that have entered the One World Online.com Community through that member's web site. This tracking allows the Company to disburse all retail commissions to the appropriate web site owners. RAN licenses are included with the Company's web site products or can be purchased separately by individuals that have an existing web site.

         Internet and Business Success Training and Services: The Company provides various Internet and business training programs. The Company's Internet Marketing Training Program is a two-part training program designed to help individuals learn how to create a home based business both on and off the Internet. The Company also offers other personal development courses that assist individuals in leading more productive and fulfilling lives and learning how to be more effective marketers.

Competition and Positioning of Products and Services

         The market for Internet-based commerce, products and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Almost all of the Company's competitors and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. The Company's current and potential competitors include many large and well recognized corporations. The Company may face intense competition from other companies directly involved in the same business and also from many other companies offering products which can be used in lieu of those offered by the Company. Many of these companies in related businesses are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining products, services and marketing and distribution channels. Such competition could materially adversely affect the Company's business, operating results and financial condition.

         The Company is not seeking to compete head to head with the large Internet gateways or global mass shopping malls; nor is it focused upon advertising as the core source of revenue. The Company will seek to position its Community and products as described above in new and largely untapped areas of the Internet such as:

         1. Focused Community e-commerce solutions, i.e., Realtors, Dentists/Physicians, IMC's, where the same solution can be leveraged and replicated by any entrepreneur or specialist.
         2.       Distribution  channels will be directed by the Company's IMC's
                  vs. shotgun Internet traffic driven market formulas.
         3.       Highly  professional  technical services usually costing up to
                  10-20 times more for large companies will be offered to smaller business owners.
         4. Ancillary services such as web hosting, domain and professional programming will add value to each product or service.
         5. A Community based on affinity group marketing and high-demand everyday use products with substantial discounts, savings and shared revenue for the Company's members.

Sales Literature, Policies and Procedures

         Copies of the Company's sales literature, advertisements, policies and procedures are available at the One World Online.com Community web site located at: http://www.oneworldonline.com.

Strategic Relationships

         The Company transformed itself into a national ISP in the Second Quarter of 1999 through an agreement entered into with PSINet. The agreement provides the Company with access to over 600 "Points of Presence" (local telephone numbers through which subscribers can access the Internet) encompassing large metropolitan service areas and broad segments of the U.S. Population. The Company believes that its agreement with PSINet has provided an effective and economical to facilitate the Company's expansion of its subscriber base over a nationwide coverage area. The Agreement, which is scheduled to expire on April 26, 2000, requires the Company to remit monthly payments to PSINet based on a fixed dollar amount for each subscriber to the Company's national access plan on PSINet's system. The Company currently anticipates, although there can be no assurance, that it will be able to either renew its agreement with PSINet or will be able to replace PSINet with another provider on terms that are not materially less advantageous to the Company.

         During the summer of 1999, the Company expanded its ISP coverage by entering into an agreement with an ISP aggregator, National NetDial-Up Service. National NetDial-Up Service has access to 14 of the largest nationwide Internet backbones. The Company's relationship with National NetDial-Up Service has expanded the total number of Points of Presence available to the Company's ISP customers to over 2,000. The Company believes that its agreement with National NetDial-Up Service provides an effective an economical means to expand the Company's subscriber base into areas that are not covered by PSINet's network. The Agreement, which is scheduled to expire in August, 2000, requires the Company to remit monthly payments to National NetDial-Up Service based on a fixed dollar amount for each subscriber to the Company's national access plan on National NetDial-Up Service's system. The Company currently anticipates that it will be able to either renew its agreement with National NetDial-Up Service or will be able to replace National NetDial-Up Service with another provider on terms that are not materially less advantageous to the Company.

Intellectual Property

         Although the Company believes that its success is more dependent upon its technical, marketing and customer service expertise and capabilities than its proprietary rights, the Company's success and ability to compete effectively are dependent in part upon its proprietary rights. The Company relies on a combination of copyright, trademark and trade secret laws to protect its proprietary rights. The Company's logos are service marks for which service mark applications are pending. Additional service mark applications are pending for the registration of other service marks used by the Company in its business. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to the Company's proprietary technology.

         The  Company has  received  authorization  to use the  products of each manufacturer of software that is bundled in the Company's software for users with PCs operating on the Windows or Macintosh platforms. While certain of the applications included in the Company ISP CD-Rom and other start-up disks are shareware that the Company has obtained permission to distribute or that are otherwise in the public domain and freely distributable, certain other applications included with these disks have been licensed where necessary. The Company currently intends to maintain or negotiate renewals of all existing software licenses and authorizations as necessary, although there can be no assurance that such renewals will be available to the Company on acceptable terms, if at all. The Company may also enter into licensing arrangements in the future for other applications.

Research and Development

          The Company, and particularly OWOL Technologies, has devoted a substantial portion of its efforts to acquire, design and develop its ISP installation CD, template e-commerce web sites, the One World Online.com Community, and other software and web-related products. The Company plans to develop and acquire additional technologies that it determines support its business strategy. In addition, the Company plans to continue research and development on its current products and possible new products. There is no assurance that the Company's research and development activities will prove effective.

Government Regulation of Direct Selling and Network Marketing Activities

         Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "Pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. Generally, these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in such organizations or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system, or, where such approval is not required or available, the favorable opinion of counsel as to regulatory compliance.

         In the United States, the FTC and state attorneys general regulate the network marketing system of the Company. The Company occasionally receives requests to supply information regarding its network marketing plan to certain regulatory agencies. Although the Company has, from time to time, modified its network marketing program to comply with interpretations of various regulatory authorities, it believes that its network marketing program presently is in compliance with the laws and regulations related to direct selling activities. Nevertheless, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain of its independent distributors could be found not to be in compliance with applicable laws and regulations. Failure by the Company or its distributors to comply with these laws and regulations could have a material adverse effect on the Company in a particular market or in general. Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential distributors or enter new markets.

         In the  United  States,  the FTC has  been  active  in its  enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, has instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although the Company has not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate the Company in the future. The Company cannot predict the nature of any future law, regulation, interpretation or application, nor can it predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on its business in the future. Any and all such requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

Charitable Entities

         One World Online Charitable Foundation, a charitable organization ("OWOCF") established under Section 509(a)(3) of the Internal Revenue code of 1986, as amended (the "Code"), was established in May of 1999 by the founders of the Company to act as the charitable, community service arm of the One World Online.com Community. OWOCF owns all of the equity ownership of One World Online Charities, LLC ("OWOC"), a Utah limited liability company, and is the sole manager of OWOC. The Company has grand-fathered OWOC as the first distributor frontline to the Company in the Company's relationship marketing organization of independent distributors. This means that OWOC will receive a monthly payment from the Company based on the sales of the distributors below OWOC in the Company's network marketing organization. These payments could be as much as 18% of the shared revenue paid out to the independent distributors of the Company, however, the actual percentage paid to OWOC will likely be significantly less in any given month. The Company has a perpetual right to purchase all of the membership interest owned by OWOCF in OWOC for the fair market value of this membership interest at the time the Company elects to purchase this interest. The fair market value will be determined by mutual agreement, or if agreement cannot be reached, by a panel of three arbitrators.

         Any earnings which are achieved by OWOC will be distributed to OWOCF for distribution to charitable causes and other public and private charities throughout the world. All decisions with respect to such contributions will be made by the Board of Directors of OWOCF, which currently consists of David R. Nemelka, Gregory Jackson, John Donelly, John Hewlett, Joseph M. Udall, Kelly M. Thayer and William Davidson. The sole purpose of OWOC and OWOCF is to support charitable causes worldwide. The Board of Trustees are not expected to be compensated other than possibly on a nominal basis and may receive reimbursement for expenses. Each member of the Board of Trustees could be deemed to be the beneficial owner for SEC reporting purposes of the Company's common stock owned or to be owned OWOCF.

         OWOCF will own 1,500,000 (9.8%) of common stock of the Company pursuant to an irrevocable commitment to gift 1,000,000 shares from DK Enterprises, LLC and 500,000 shares from David R. Nemelka, which gift will be completed prior to December 31, 1999. DK Enterprises, LLC owns 4,000,000 shares of the Company's common stock and will contribute 1,000,000 shares to OWOCF prior to December 31, 1999. Also, the balance of 3,000,000 shares is to be distributed equally to Kelly M. Thayer and David N. Nemelka, 50% at June 30, 2000 and 50% at June 30, 2001, subject to them remaining as an officer or director of the Company as of that time. To the extent they forfeit the right to these shares, the shares will be contributed by DK Enterprises to OWOCF.

         The One World Thru Youth Foundation ("OWTYF"), a charitable organization established under Section 509(a)(3) of the Code, will own 1,500,000 shares (9.8%) of the common stock of the Company pursuant to an irrevocable commitment to gift these shares by David R. Nemelka which gift will be completed prior to December 31, 1999.

         The One World Online University ("OWOLU"), a charitable organization established under Section 401(c)(3) of the Code will own 500,000 shares (3.3%) of the common stock of the Company pursuant to an irrevocable commitment to gift these shares by David R. Nemelka which gift will be completed prior to December 31, 1999.

         David R. Nemelka, the father of the Company's CEO David N. Nemelka, was a co-founder of the OWOL Marketing and OWOL Technology. He is not, however, an officer, director or employee of the Company or either of its subsidiaries. He is actively involved in, and is a director of, OWOCF, OWTHYF and OWOLU. Mr. Nemelka was indicted in 1991 by the State of Utah for securities fraud. The Utah Attorney's General Office dismissed the indictment in August of 1992 and subsequently negotiated a six figure settlement paid to Mr. Nemelka after Mr. Nemelka sued the State of Utah for having violated his civil rights. In 1993, Mr. Nemelka was indicted by a Federal grand jury in the District of Colorado for securities fraud, mail fraud and money laundering. Ultimately, in February of 1996, Mr. Nemelka was acquitted of all charges.

Employees

         As of September 30, 1999, the Company employed approximately sixty-six employees, all of whom worked for the Company on a full time basis. The Company is also utilizing the services of outside contractors and consultants in connection with marketing, software and web development. The Company expects to add additional employees based on expected increases in product development, marketing and sales. The Company's employees are not represented by any labor union, and the Company believes its relations with its employees are good.
Item 2. Description of Property.

         The Company is currently located in leased premises at 4778 North 300 West, Suite 200, Provo, Utah 84604, that contains approximately 7,400 square feet of office space under a three year lease commencing July 1, 1999, with an option to renew. The rent is $10,792 per month during the initial lease term. The physical condition of the property is adequate for the Company's current needs.

 Item 3. Legal Proceedings.

         There are no pending legal proceedings involving the Company, and the Company is not aware of any threatened legal proceedings to which it may be a party.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the last quarter of the fiscal year covered by this report. The Company did, however, take the following corporate actions that were approved by the Company's Board of Directors (the "Board") and by the written consent of stockholders owning in excess of a majority of the Company's outstanding common stock.

                  (a) Acquired all the outstanding capital stock of OWOL Marketing and OWOL Technologies, following which those two corporations became wholly-owned subsidiaries of One World. In connection with the Acquisition, certain existing stockholders of One World delivered 6,250,000 shares of common stock to One World for cancellation. One World also issued to the stockholders of OWOL Marketing and OWOL Technologies an aggregate of 12,725,000 restricted shares of common stock so that One World had 15,475,000 shares of common stock outstanding upon completion of the Acquisition;

                  (b) Amended One World's articles of incorporation to (1) change its name to One World Online.com, Inc., (2) authorize 1,000,000 shares of blank check preferred stock, and (3) add a provision eliminating liability of officers and directors to stockholders for breach of fiduciary duty under Nevada law;

                  (c) Elected the following nominees to serve as the directors of One World subsequent to the Acquisition: Kelly M. Thayer, Jeff Martin and David N. Nemelka. In connection therewith, Brenda M. Hall, One World's sole officer and director prior to the Acquisition, resigned; and

                  (d) Adopted One World's 1999 Stock Option Plan covering 4,000,000 shares.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

 Share Price History

 The Company's common stock has been quoted on the NASD Over-the-Counter market since June 30, 1999 under the trading symbol "OWOL." Prior to such date, no recent active trading market existed for the Company's common stock. The following table sets forth the high and low bid information of the common stock for the periods indicated which information was obtained from the OTC Bulletin Board. It should be understood that such over the counter market quotations reflect inter-dealer prices without retail markup, markdown or commission, and the quotations may not reflect any actual market transactions in the common stock.

Quarter Ended                             High              Low
--------------------------------------------------------------------------------
 1999
 ----
June 30                                   $6.00            $5.94

Dividend Policy

         To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Company's Board and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. See "Management's Discussion and Analysis or Plan of Operation." The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's operations. Holders of Record

         At September 30, 1999, there were approximately 195 holders of record of the Company's common stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books. Issuance of Securities

         On June 29, 1999, the Company completed the Acquisition wherein it issued 12,725,000 shares of its common stock to the stockholders of OWOL Marketing and OWOL Technologies following which the corporations became wholly owned subsidiaries of One World. The common stock was issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use an underwriter in connection with the Acquisition.

         All shares of common stock of the Company issued to the stockholders of OWOL Marketing and OWOL Technologies are subject to a two-year lock-up agreement and cannot be resold in less than two years without the Company's written permission and in any event subject to Rule 144.

Item 6. Management's Discussion and Analysis or Plan of Operation.

         The following discussion of the financial condition and results of operations should be read in conjunction with the attached Financial Statements and the related Notes included therein. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere herein. The Acquisition was accounted as a recapitalization of One World. The Company's June 30, 1999 consolidated financial statements assumes the acquisition of One World by OWOL Marketing and OWOL Technologies on November 12, 1998. Assets and liabilities of One World, OWOL Marketing and OWOL Technologies are reported at their historical book value. See Note 1 to the Company's Notes to Consolidated Financial Statements.

Overview

         Since inception, the Company, has focused primarily on developing its main product line of e-commerce sites, building the One World Community and related software, building a high-performance, scaleable hardware infrastructure, hiring capable personnel, developing its marketing plan, developing technology and e-commerce solutions and raising capital.

Plan of Operation

         The Company proposes to be a nationwide provider of consumer Internet access, e-commerce solutions for businesses and Internet training for businesses and individuals. The Company has also created the One World Online.com
Community, which includes a broad range of retail products, educational information, 24-hour radio broadcasts, news and entertainment. The Company's Internet access services are provided through a national network with approximately 2,000 "Points of Presence" (local telephone numbers through which subscribers can access the Internet) that cover approximately 92% of the U.S. population. As a full solution Internet services company, One World is seeking to take the $300+ billion Internet and e-commerce market to the masses by offering a one stop source for Internet solutions such as: nationwide enhanced Internet Service Provider (ISP) access; a virtual online community complete with online shopping that includes over 225,000 products, Internet radio station, library, arcade, and much more; web site creation and hosting; electronic commerce solutions for mid-size and small businesses; and Internet marketing training for businesses and individuals. One World is also seeking to redefine the world of e-commerce through the collective power of uniting individuals with relationship marketing and rewarding them with a dynamic new concept called Community Dollars. As customers watch their Community Dollar account balance grow and use their Community Dollars to purchase products from the One World Online.com Community, they are expected to become more loyal to the value offered by One World.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the private placement of its common stock. From inception through June 30, 1999, the Company generated $5,496,000 in net proceeds from financing activities. The Company used net cash for operating activities of $1,791,000 from inception through June 30, 1999. As of June 30, 1999, the Company's liabilities totaled $253,000, which included $15,000 in capital lease obligation. The Company had working capital as of June 30, 1999 of $3,285,000.

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's web site, technical services, online community, training programs and ISP service. Capital requirements also depend on the amount of resources needed for its product development programs. The Company is also highly dependent on its Internet Marketing Consultants ability to market its products and services. The Company expects to experience a substantial increase in its capital expenditures and operating expenses consistent with the growth of its operations and staffing, and anticipates that this will continue for the foreseeable future. There can be no assurance, however, that the Company will continue to grow or that its products and services will be accepted by the market place.

         As of June 30, 1999, the Company had not committed to spend any material amounts on capital expenditures. The Company believes that existing funds and anticipated sales will be sufficient to support the Company's operations through December 31, 1999. The Company estimates that it will need to raise at least an additional $3,000,000 in 2000 to fully execute its business plan which includes continuing its focus as a seller of ISP access and services, building the virtual One World Online.com Community, and developing and selling web sites and related products and services. The Company has no material current contractual arrangements with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         The Company may experience variations on a quarterly basis in its results of operations, in response to a) the timing of Company sponsored distributor events, b) new product introductions, c) the adverse effect of Internet Marketing Consultants or the Company's failure, or allegations of their failure, to comply with applicable government regulations, d) the negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain Company products, e) the operation of the network marketing system, f) the recruiting and retention of Internet Marketing
Consultants,   and  g)  consumer  perceptions  of  the  Company's  products  and operations.

Year 2000

         The Company uses computer networks and personal microprocessors that have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. The Company has been aggressively proactive in pursuing solutions for the Year 2000 problem. The Company has initiated communications with its suppliers, dealers, distributors and other third parties in order to assess and reduce the risk that the Company's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.

         The Company's principal computer systems (including the embedded microprocessor systems) have been purchased since January, 1999 and the vendors supplying such systems have generally represented that such systems are Year 2000 compliant. Some of the software utilized by the Company is standard "off the shelf" software, typically available from a number of vendors. The Company has verified with such software vendors that the services and products provided are, or will be, Year 2000 compliant. In addition, the Company has certain software that has been written specifically for use by the Company and the suppliers of such software have warranted that it is Year 2000 compliant. Subject to such verification, the Company believes that its computer systems and software is Year 2000 compliant in all material respects. The Company estimates that the cost to redevelop, replace or repair its technology that is not Year 2000 compliant will not be material. The Company is not using any independent verification or validation procedures. There can be no assurance, however, that its systems or programs are or will be Year 2000 compliant and that the failure of those systems would not have a material adverse impact on the Company's business and operations.

         In connection with its business activities, the Company interacts with customers, suppliers and financial service organizations who use computer systems. The Company is verifying with those parties their state of Year 2000 readiness. Based on its assessment activity to date, the Company believes that a majority of the customers, suppliers and financial service organizations with whom it interacts are making acceptable progress toward Year 2000 readiness. The Company currently believes that the most reasonable likely worst case scenario is that there will be some localized disruptions of customer, supplier and/or financial services that will affect the Company and its suppliers, and distribution channels for a short time rather than systemic or long-term problems affecting its business operations as a whole. In view of the foregoing, the Company does not currently anticipate that it will experience a significant disruption to its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could pose significant impediments to the Company's ability to carry on its normal operations in the area or areas so affected. The Company is currently evaluating what contingency plans, if any, to make in the event the Company or parties with whom the Company does business experience Year 2000 problems.

         The statements made herein about the costs expected to be associated with the Year 2000 compliance and the results that the Company expects to achieve, constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which the Company will be able to successfully and adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by the Company. Accordingly, the costs and results of the Company's Year 2000 program and the extent of any impact on the Company's operations could vary materially from those stated herein.

Forward-Looking Statements

         When used in this Form 10-KSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth below. See "-Risk Factors." In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Risk Factors

         The Company is subject to certain risk factors due to its development stage status, the industry in which it competes and the nature of its operations. These risks include the following.

         Lack of Extensive Operating History. The Company's operations were only recently begun and are subject to all risks inherent in the creation of a new business and the development of new products and services, including the absence of a history of significant operations and of proven products and services which have been produced and sold over a significant period of time. The Company is continuing to establish many functions which are necessary to conduct business, including without limitation, managerial and administrative structure, marketing activities, financial systems, computer systems, web development and personnel recruitment. The Company has only limited operating history and sales revenues. There can be no assurance that the Company will be able to achieve significant levels of sales or profitability.

         Contributions to Charity. The organizational structure of the Company contemplates that the business activities of the Company will also benefit various charitable organizations. This may be deemed a departure from most business organizations which attempt to achieve profits without regard to charitable giving. See "Business--Charitable Organizations." The profitability of the Company, if any, will be reduced as a result of such charitable arrangements.

         Regulation and Legal Uncertainties. In the United States, the business proposed by the Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally and multi-level marketing. However, changes in the regulatory environment relating to the telecommunications, Internet and media industries could have an effect on its business, which effect may be materially adverse to the interests of the Company. Additionally, legislative proposals from international, federal and state governmental bodies in the areas of content regulation, intellectual property, privacy rights and tax issues, could impose additional regulations and obligations upon all online service and content providers, which effect may be materially adverse to the interests of the Company. The Company cannot predict the likelihood that any such legislation will pass, nor the financial impact, if any, the resulting regulation may have on it.

         Moreover, the applicability to persons engaged in Internet commerce of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. Recent events relating to the use of online services for certain activities has increased public focus and could lead to increased pressure on legislatures to impose regulations on online service providers. The law relating to the liability of entities conducting business over the Internet for information carried on, or disseminated through, their systems is currently unsettled and has been the subject of several recent private lawsuits. While the Company intends to provide only content which meets the highest standards in quality, creativity and ethical values, should similar actions be initiated against it, costs incurred as a result of such actions could have a material adverse effect on the business of the Company.

         In addition to the foregoing, the regulation of network marketing companies is a complexity of overlapping laws which vary from jurisdiction to jurisdiction. Network sales programs are affected by combinations of business opportunity, franchise, securities, anti-pyramid, network distribution, and state lottery statutes, as well as U.S. Post Office, lottery and Federal Trade Commission fraud regulations, among others. Failure to comply with the laws of any jurisdiction can result in the loss of the Company's ability to operate therein for indefinite periods of time and could possibly affect its ability to operate in other jurisdictions as well. Any limitation on the Company's ability to operate in a jurisdiction could have a material and adverse effect on the Company.

         Reliance on Key Personnel. The success of the Company depends in part upon the performance of its executive officers and other key employees. The loss of the services of one or more of its key personnel could have a material adverse effect on the Company. The Company does not have employment agreements with any of its key employees. Competition for such personnel is intense in the Internet industry, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's success will depend on its continued ability to attract and retain highly skilled and qualified personnel.

         Developing Market; New Entrants; Unproven Acceptance of the Products; Uncertain Adoption of Internet as a Medium of Commerce and Communications. The market for Internet programs and services has only recently begun to develop and is rapidly evolving. The Internet is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over the Internet and private IP networks. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. While the Company believes that its products and services offer significant advantages for commerce over the Internet, there can be no assurance that its products for commerce over the Internet will become widely chosen for access on the Internet or that, if chosen, will hold the attention of users in order to allow it to attract users.

         Because the market for the Company's proposed business, products and services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for its products and services will develop, that the Company's products or services will be adopted, or that individual personal computer users in business or at home will use the Internet for commerce and communication. If the market fails to develop, develops more slowly than expected, becomes saturated with competitors, or if its products do not achieve market acceptance, its business, operating results and financial condition will be materially adversely affected.

         Competition. The market for Internet-based commerce, products and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Almost all of the Company's potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the

Company's business, operating results or financial condition. The Company's current and potential competitors include many large and well recognized corporations. The Company may face intense competition from other companies directly involved in the same business and also from many other companies offering products which can be used in lieu of those offered by the Company. Many of these companies in related businesses are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining products, service, marketing and distribution channels. There can be no assurance that the company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition.

         New Product Development, Rapid Technological Change and Obsolescence; Lack of Intellectual Property Protection. Substantially all of the Company's future revenues are expected to be derived from multi-level marketing, e-commerce, and related web revenues. Accordingly, broad acceptance of the Company's products and services by customers is critical to the Company's future success, as is the Company's ability to design, develop, test and support enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing new enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. The Company's current products are designed around certain standards, including current and future sales of the Company's products and Online services, which will be dependent, in part, on industry acceptance of such standards.

         Internet services and multimedia technology has been characterized by rapid technological advances resulting in short product life cycles, rapid price reductions, significant price/performance improvements and frequent product introductions. Accordingly, there can be no assurance that one or more of the Company's products will not be rendered uncompetitive or obsolete by technological advances or changing customer preferences. These factors may also limit the Company's ability to recover its investment in its product lines. The Company will be required to continue to invest in research and development in order to strive to maintain and enhance its existing technologies and/or services. The Company relies on trade secret protection for its products and considers such products proprietary and believes that any competitor would need to invest a substantial amount of time and financial resources to offer products similar to those offered by the Company. However, the Company does not possess any patent or other intellectual property rights which would limit competition against it and there are few barriers to entry into the market for the Company's products. There can be no assurance, therefore, that any of the Company's competitors, many of whom have far greater resources than the Company, will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Furthermore, the Company may be involved in litigation to determine the enforceability, scope and validity of any proprietary rights. Any such litigation could result in substantial costs to the Company and diversion of efforts by the Company's management and technical personnel.

         Limited Capital/Need for Additional Capital. The Company has limited operating capital with which to engage in its business. The Company does not have sufficient capital to conduct its business operations after December 1999 without additional fundraising. The Company has no commitments for additional cash funding. If the Company seeks new equity investors in order to raise additional capital, it will dilute the ownership of the Company's stockholders, including persons who purchase shares in the market, and such dilution could be significant. In addition, there can be no assurance that additional capital will be available, or if available, that it will be on terms that are favorable to the Company.

         Dependence on Independent Retail Sales Representatives. The Company's success depends in significant part upon its ability to attract, maintain, and motivate a large base of Independent Retail Sales Representatives who are designated as Internet Marketing Consultants ("IMCs"), and who act as independent contractors. Any significant turnover among IMCs requires the sponsoring of new IMCs by existing IMCs in order to maintain or increase the overall IMC sales force. The Company's ability to attract IMCs could be negatively affected by adverse publicity relating to the network marketing industry, the Company products, or its operations, as well as competition with other network marketing companies who may recruit IMCs. The Company does not pay any commissions or fees for recruiting IMCs. It only pays commissions on product sales. Because of the number of factors that impact the recruiting of IMCs, the Company cannot predict when or to what extend such increases or decreases in the level of IMC retention will occur.

         Anti-Takeover Provisions. The Articles of Incorporation of the Company contain certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 1,000,000 shares of preferred stock with rights and preferences determined by the Board. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their common stock.

         Securities Eligible for Public Trading. Of the 15,475,000 shares of the Company's issued and outstanding common stock, 2,750,000 shares will be freely tradeable or eligible for resale in the near future under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Sales of substantial amounts of this common stock in the public market, if such a market develops, could adversely affect the market price of the common stock.

         No Dividends. The Company does not currently intend to pay cash dividends on its common stock and does not anticipate paying such dividends at any time in the foreseeable future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

         Limited Liability of Management. The Company's Articles of Incorporation limit the liability of its Officers and Directors and provisions in its bylaws which provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada corporate law. The Company's Articles of Incorporation generally provide that its directors and officers shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit the stockholders' ability to hold directors liable for breaches of fiduciary duty.

         Potential Issuance of Additional Common and Preferred Stock. The Company is authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, the Board of the Company will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

         No Assurance of a Liquid Public Market for Securities. The Company's shares of common stock are eligible for quotation on the OTC Electronic Bulletin Board, but a market in the Company's stock has only recently developed. There can be no assurance that a regular and established market will be developed and maintained for the securities. There can also be no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares.

         Volatility of Stock Prices. Market prices for the Company's common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company's activities, future financial condition and management. There can be no assurance regarding the future prices at which the Company's common stock will trade, if any.

         Applicability of Low Priced Stock Risk Disclosure Requirements. The common stock of the Company may be considered a low priced security under rules promulgated under the Exchange Act. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Item 7. Financial Statements.

         See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III



Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.


         Set forth below is certain information concerning each of the directors and executive officers of the Company as of September 30, 1999.

Name                   Age      Position                                          With the Company Since
--------------------------------------------------------------------------------------------------------
One World
Kelly M. Thayer        41       Chairman of the Board                             1999
Jeff Martin            52       Director and Chief Operating Officer              1999
David N. Nemelka       35       Director, President and CEO                       1999
Paul D. Korth          35       Secretary/Treasurer                               1999

OWO
Wayne Holbrook         44       Director, President                               1998
B. Ray Zoll            52       Director, Executive Vice President and            1999
                                Corporate Counsel
David N. Nemelka       35       Director, Secretary and Treasurer                 1999

OWOL Technologies
David N. Nemelka       35       Director                                          1996
Jeff Martin            52       Director and President                            1999
Joseph M. Udall        34       Director, Vice President, Secretary, Treasurer    1999
                                and Corporate Counsel
Robert Wright          40       Chief Technical Officer                           1998
---------------

         Kelly M. Thayer. Mr. Thayer has been with One World since 1999. He is the Chairman of the Board and co-founder of One World. He has eighteen years experience in managing, marketing and consulting work involving public and privately-held businesses. He was founder and CEO of Clear Image, Inc. (1980-1997) a marketing company with over 100 employees in offices in both Los Angeles and Utah. In his eighteen years with Clear Image he worked with over 200 companies and produced over 700 films and videos for companies such as Matol, Delta Airlines, Herbalife International and Tupperware. In 1995 he began a partnership with the company Net Profit as one of the first companies to market and develop web sites on the Internet. Mr. Thayer holds no other directorships in reporting companies.

         David N. Nemelka. Mr. Nemelka has been with One World since 1999. He is the CEO, Director and co-founder of One World, a Director of OWOL Technologies and a Director, Secretary and Treasurer of OWOL Marketing. He brings six years of marketing and finance experience with both private and public companies. He was founder and President of McKinley Capital, a successful financial consulting company from 1994 to the present. He worked in Brand Management for Proctor and Gamble (1993-1994) where he developed the marketing plan for a budgeted $20 million new product launch. Other than his service as a director of Capital Growth, a company with no operations, Mr. Nemelka holds no other directorships in reporting companies. Mr. Nemelka received his B.S. in business finance from Brigham Young University and his MBA from the Wharton Business School at the University of Pennsylvania.

         Jeff Martin. Mr. Martin has been with One World since 1999. He is the Chief Operating Officer and a Director of One World and a Director and President of OWOL Technologies and serves as Director of Community Development. He has a proven track record in developing and growing businesses. He has served on the Board of Directors and as Purchasing Chairman for I.S.I. International,. a $13 billion marketing and buying group. Prior to I.S.I. International, he served as President of his own company which was voted one of the ten best in that industry of over 17,000 businesses in 1990. He has served on several National Advisory Board Councils for companies such as 3M, McKesson, Champion, and Globe International. Mr. Martin currently holds no directorships in any other reporting companies.

         Paul D. Korth. Mr. Korth has been with One World since 1999. He is the Secretary/Treasurer and Controller of One World. He is a CPA and has significant public and private accounting experience. From March, 1998 until May, 1999 he worked as a controller at Komatsu Equipment Company where he was responsible for all areas of financial reporting. Prior to working at Komatsu, he worked in public accounting with a variety of companies, both public and private. From January 1997 until March 1998 he was a Senior Accountant at Deloitte & Touche, LLP and managed all phases of audits. From September 1994 until December 1996 he worked at Price Waterhouse LLP. Mr. Korth holds no other directorships in reporting companies. Mr. Korth received his MBA, with an accounting emphasis, from Arizona State University in May of 1994 where he was on the Dean's list, and his BS, Business Management - Finance degree from Brigham Young University in August of 1989.

         Wayne Holbrook. Mr. Holbrook has been with the Company since 1998. He is a Director and President of OWOL Marketing has ten years experience in the network marketing industry both in the field and as an executive in a public company. From 1996 to 1998 he served as executive vice president of Global Connections where he managed the information systems, customer service, marketing and fulfillment. While at Global Connections he helped launch the Golf Connections concept and he was instrumental in the development of the corporate Internet strategy. From 1993-1995 he was a distributor for Quorum International where he became the top producer in Europe with a sales organization of 47,000 distributors. From 1988 to 1993 he was a distributor at National Safety Associates where he built a 35,000 person organization and reached the highest level in the compensation structure within seven months. Mr. Holbrook holds no directorships in reporting companies.

         B. Ray Zoll, Mr. Zoll has been with the Company since 1999. He is a Director, Executive Vice President and Corporate Counsel of OWOL Marketing, has been a practicing attorney for the past twenty years focusing on litigation, real estate and business law. In 1997 he co-founded and served as Chairman of World Connections a successful web development and e-commerce company which was sold in 1999. He has also been involved in network marketing since 1989 and has built a highly profitable network of over 15,000 distributors for NuSkin International. Mr. Zoll holds no directorships in reporting companies.

         Joseph M. Udall., Mr. Udall has been with the Company since 1999. Director, Secretary/Treasurer, Vice President and Corporate Counsel of OWOL Technologies brings significant experience working with technology companies. He has been a practicing attorney for the past six years focusing on corporate and software licensing law. From May 1998 to May 1999 he worked with Udall, Zachreson & Smith, P.L.C. specializing on general business law and software licensing. From March 1995 to April 1998 he worked at Osborn Maledon, P.A. where he was a partner representing various technology companies in the software and Internet business. Prior to Osborn Maledon he was an associate at Meyer, Hendricks, Victor, Osborn & Maledon, P.A. from September 1993 to April 1995. Mr. Udall holds no directorships in reporting companies. Mr. Udall graduated Valedictorian, summa cum laude from the Arizona State University College of Law in 1992 and B.A. magna cum laude in Economics from Brigham Young University in 1989.

         Robert Wright Mr. Wright has been with the Company since 1998. He is the Chief Technical Officer for OWOL Technologies and has been involved with the Internet since its inception. His background in electronic publishing and e-commerce include projects for companies such as Novell, Corel, Word Perfect, Meckler Media and other Fortune 500 companies. He was the founding Director of New Media Development for Word Perfect's publishing division and has been a featured speaker at Internet World. He also worked at Novell included the creation and development of dynamic database publishing tools. He is the inventor of the IVY Binder, an electronic publishing and content management tool. Mr. Wright worked as a consultant in his own web site and CD-Rom development company, Wright Electronic Publishing, from December 1996 to October 1998. He was the director of New Media Development at WordPerfect/Novel/Corel/Ivy International from March 1993 to December 1996. Mr. Wright holds no directorships in reporting companies.

All directors are elected annually at the stockholders meeting.

Family Relationships

         David N. Nemelka, the CEO, Director and co-founder of One World, a Director of OWOL Technologies and a Director, Secretary and Treasurer of OWOL Marketing is the brother-in-law of Joseph M. Udall, the Director, Secretary/Treasurer, Vice President and Corporate Counsel of OWOL Technologies.

Involvement in Certain Legal Proceedings

         The executive officers and directors of the Company have not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

 Item 10. Executive Compensation.

         The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the period ended June 30, 1999) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                                               SUMMARY COMPENSATION TABLE

                                 Annual Compensation                         Long-Term Compensation Awards
                                 -------------------                         -----------------------------
                                                                                         Securities
                                                         Other Annual     Restricted     Underlying        LTIP      All Other
Name and  Principal Position  Year  Salary($)  Bonus($) Compensation($) Stock Awards($) Options/SARs(#) Payouts($) Compensation($)
----------------------------  ----  ---------  -------- --------------- --------------- --------------- ---------- ---------------
David N. Nemelka (1)          1999  --         --       --              --              --              --         --
Brenda M. Hall   (2)          1998  --         --       --              --              --              --         --
---------------

(1) Mr. Nemelka replaced Ms. Hall as the Company's Chief Executive Officer in June 1999. During the period reported, Mr. Nemelka was working for the Company on a part time basis and did not received or accrue any salary or bonus.
(2) For the period from inception (November 12, 1998 for financial accounting purposes) through June 1999 when the Acquisition was completed and Ms. Hall resigned.

Compensation of Directors

         All of One World's directors are employees of the Company. No cash fees or other consideration was paid to employee directors of the Company by the Company for service on the Board during the period ended June 30, 1999. The Company expects that there will be no compensation for the services of employee directors during fiscal 2000. The Company has made no other agreements regarding compensation of non-employee directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.

Employment Agreements


         Executive officers of the Company are elected by the Board on an annual basis and serve at the discretion of the Board. As of September 30, 1999, the Company did not have employment agreements in place with any of its executive officers. The Company expects, however, that it will enter into employment agreements with at least some of its executive officers by November 15, 1999. At present, Mr. Nemelka is working for the Company on a full time basis as the CEO, Director and co-founder of One World, a Director of OWOL Technologies and a Director, Secretary and Treasurer of OWOL Marketing for no salary.

Indemnification for Securities Act Liabilities

         The General Corporation Law of Nevada limits the liability of officers and directors for breach of fiduciary duty except in certain specified circumstances, and also empowers the Company to indemnify officers, directors, employees and others from liability in certain circumstances such as where the person successfully defended himself on the merits or acted in good faith in a manner reasonably believed to be in the best interests of the corporation.

         The Company's articles of incorporation, with certain exceptions, will eliminate any personal liability of a director or officer to the Company or its stockholders for monetary damages for the breach of such person's fiduciary duty, and, therefore, an officer or director cannot be held liable for damages to the Company or its stockholders for gross negligence or lack of due care in carrying out his (or her) fiduciary duties as a Director except in certain specified instances. The Company may also adopt bylaws which provide for indemnification to the full extent permitted under law which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with the Company to the maximum extent and under all circumstances permitted by law.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options

         In June 1999, the Company adopted its Stock Option Plan (the "Plan"). The Plan allows for the Board to grant options to purchase up to 4,000,000 shares of common stock to the Company's key employees, officers, directors, consultants, and other agents and advisors. Awards under the Plan will consist of stock options (both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code of 1986, as amended).

         The Plan is administered by the Board which will determine the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

         In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee (10% stockholder) during any calendar year may not exceed $100,000. Non-qualified stock options granted under the Plan may be granted at a price determined by the Board, not to be less than the fair market value of the common stock on the date of grant.

         The Plan may also contain certain change in control provisions which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, including a "group" as defined in Section 13(d), but excluding certain stockholders of the Company, became the beneficial owners of more than 25% of the Company's outstanding shares of common stock.

         As part of the Acquisition, the Company also agreed to exchange options to acquire 3,879,500 shares of common stock at exercise prices between $1 and $2 per share.

Compensation Committee Interlocks and Insider Participation

         Kelly M. Thayer and David N. Nemelka constitute the Compensation Committee for the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of September 30, 1999, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of September 30, 1999, the Company had 15,475,000 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)   Shares Beneficially Owned(2)  Percentage of Total(2)  Position
---------------------------------------   ----------------------------  ----------------------  ------------------------------------

Kelly M. Thayer (3)                       2,500,000                     16.2%                   Chairman of the Board

Jeff Martin (4)                             220,000                      1.4%                   Director and Chief Operating Officer

David N. Nemelka (5)                      2,550,000                     16.5%                   President, Director and CEO

Directors and Executive Officers
as a group (3 persons)                    5,270,000                     33.9%

Bateman Dynasty, LC (6)
55 West 200 North
Provo, Utah 84601                           938,156                      6.1%

David R. Nemelka (7)
1310 East 1600 South
Mapleton, Utah 84664                      2,767,500                     17.9%

* Less than 1%.
---------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 500,000 shares that are owned by Mr. Thayer's wife and 2,000,000 of the 4,000,000 shares that are owned by D.K. Enterprises, LLC, a Utah limited liability company ("DKE") which is owned one-half by Mr. Thayer and one-half by David N. Nemelka. DKE is obligated to contribute 1,000,000 shares to One World Online Charitable Foundation on or before December 31, 1999. In addition, the balance of the 3,000,000 shares owned by DKE are subject to an agreement whereby 750,000 shares shall be distributed to Mr. Thayer and 750,000 shares shall be distributed to David N. Nemelka on June 1, 2000, subject to them remaining as either an officer or director of the Company, and the balance of the shares to be distributed in like manner on June 1, 2001, subject to the same condition.
(4) Includes 150,000 shares and options to acquire 70,000 shares of common stock at $1.00 per share that expire in 2006. Does not include options to acquire 280,000 shares of common stock that vest over the next two and one half years.

(5) Includes 50,000 shares held by Tradeco Corp. for Mr. Nemelka and 500,000 shares that are owned by Mr. Nemelka's wife. Also includes 2,000,000 shares that are owned by DKE, as described in note 3 above. Does not include any shares for which Mr. Nemelka disclaims beneficial ownership that are held by Bateman Dynasty, LC, as described in note 6 below.
(6) These shares are owned by Bateman Dynasty, LC, a private limited liability company owned by the Bateman Dynasty Trust, of which Brenda M. Hall is the trustee. Lynn Bateman, the father-in-law of David N. Nemelka, is the sole manager of the LLC which is deemed to have sole voting and dispositive powers with respect to these shares. Lynn Bateman also is deemed to beneficially own an additional 35,000 shares. The children of David N. Nemelka are the beneficiaries of the Trust.
(7) Includes 267,500 shares that are owned by Mr. Nemelka's wife and children. Mr. Nemelka has agreed to contribute the 2,500,000 shares held in his name to certain charities on or before December 31, 1999. See "Business--Charitable Contributions".

Item 12. Certain Relationships and Related Transactions.

         On June 10, 1998, the Board effectuated a reverse split on a basis of 1 for 243, while retaining the authorized shares at 100,000,000 and the par value at $0.001. Additionally, on June 10, 1998, the Company issued 1,000,000 post-split shares of its "unregistered" and "restricted" common stock to the appointed Director and President, Brenda M. Hall, in consideration of the sum of $20,000 cash, effectively passing control (87%) to the new officer.

         During the end of August, 1998, the Company issued 1,000,000 shares of common stock at $.025 per share in a private offering to five individuals for proceeds of $25,000. Four of the individuals were unrelated to the Company. The fifth individual, Brenda M. Hall, the Company's sole director and officer bought 250,000 shares of the private offering.

         On October 1, 1998, the Company issued 100,000 common shares to an attorney pursuant to a "Consultant Compensation Agreement No. 1". The shares were registered on Form S-8 with the Securities and Exchange Commission on October 2, 1998.

         David N. Nemelka was the person primarily responsible for locating the Company as a vehicle to be used in a merger or acquisition transaction and was instrumental in negotiating a change of control of the Company in June 1998, and causing Brenda M. Hall to become the sole officer, director and principal stockholder of the Company. Mr. Nemelka was the person primarily responsible for negotiating the terms of the Acquisition. Brenda M. Hall, the Company's sole officer and director and a principal stockholder immediately prior to the acquisition, did not have an active role in locating OWOL Marketing or OWOL Technologies or in negotiating the terms and conditions of the Acquisition but has relied on the efforts of David N. Nemelka. In addition, prior to the Acquisition Ms. Hall had also worked full-time for approximately three years as an independent contractor for David N. Nemelka, providing accounting, financial, clerical and related services through a company controlled by her, Dassity, Inc. These terms could be deemed to have been negotiated on behalf of the Company without arms-length bargaining and with conflicts of interest because of Mr. Nemelka's role with the Company and as an officer, director and stockholder of OWOL Marketing and OWOL Technologies.


Item 13. Exhibits and Reports on Form 8-K.

         Exhibits

         Listed on page 28 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ONEWORLD ONLINE.COM, INC.
                                      (Registrant)

Date: October 12, 1999                By: /s/ David N. Nemelka
                                      ------------------------
                                      David N. Nemelka
                                      President, Chief Executive Officer and
                                      Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                               Date
---------                   -----                               ----

/s/ David N. Nemelka        President, Chief Executive          October 12, 1999
--------------------
David N. Nemelka            Officer  and Director (Principal
                            Executive Officer)

/s/ Kelly M. Thayer         Chairman of the Board               October 12, 1999
--------------------
Kelly M. Thayer

/s/ Paul D. Korth           Comptroller (Principal              October 12, 1999
--------------------
Paul D. Korth               Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION OF EXHIBIT

2.1          Agreement and Plan of  Reorganization  Between the Company and OWOL
             Marketing  (Schedules are omitted)  (Incorporated  by referenced to
             Exhibit 2.1 of the Company's Current Report on Form 8-K, dated June
             29, 1999)
2.2          Agreement and Plan of  Reorganization  Between the Company and OWOL
             Technologies (Schedules are omitted) (Incorporated by referenced to
             Exhibit 2.2 of the Company's Current Report on Form 8-K, dated June
             29, 1999)
3(i).1       Articles of Incorporation of One World
3(i).2       Articles of  Amendment  to Articles of  Incorporation  of One World
             (Incorporated  by  referenced  to Exhibit  3(i).1 of the  Company's
             Current Report on Form 8-K, dated June 29, 1999)
3(i).3       Articles of Incorporation of OWOL Marketing
3(i).4       Articles of Incorporation of OWOL Technologies
3(i).5       Articles of  Amendment  to the  Articles of  Incorporation  of OWOL
             Technologies
3(ii).1      Bylaws of One World
3(ii).2      Bylaws of OWOL Marketing
3(ii).3      Bylaws of OWOL Technologies
21.1         Schedule of Subsidiaries
27.1         Financial Data Schedule

ONE WORLD ONLINE.COM, INC.
Consolidated Financial Statements
June 30, 1999

                                                      ONE WORLD ONLINE.COM, INC.
                                      Index to Consolidated Financial Statements


--------------------------------------------------------------------------------





                                                                           Page
                                                                           ----

Independent Auditors' Report                                               F-2


Consolidated balance sheet                                                 F-3


Consolidated statement of operations                                       F-4


Consolidated statement of stockholders' equity                             F-5


Consolidated statement of cash flows                                       F-6


Notes to consolidated financial statements                                 F-7

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Stockholders of
One World Online.com, Inc.

We have audited the accompanying consolidated balance sheet of One World Online.com, Inc., and subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the period November 12, 1998 (date of inception) to June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of One World Online.com, Inc. and subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for the period November 12, 1998 (date of inception) to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred a loss. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
September 20, 1999

                                                      ONE WORLD ONLINE.COM, INC.

                                                      Consolidated Balance Sheet

                                                                   June 30, 1999
--------------------------------------------------------------------------------



              Assets
              ------

Current assets:
     Cash                                                    $        3,259,000
     Inventory                                                          252,000
     Prepaid expenses                                                    17,000
                                                             ------------------

                  Total current assets                                3,528,000

Property and equipment, net                                             478,000
Other assets                                                            151,000
                                                             ------------------

                  Total assets                               $        4,157,000
                                                             ------------------

-------------------------------------------------------------------------------


              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                        $          112,000
     Accrued liabilities                                                126,000
     Current portion of capital lease obligation                          5,000
                                                             ------------------

                  Total current liabilities                             243,000
                                                             ------------------

Capital lease obligation                                                 10,000
                                                             ------------------

Commitments                                                                 -

Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares
       authorized, no shares issued or outstanding                          -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 15,475,000 shares issued and outstanding              15,000
     Additional paid-in capital                                       5,558,000
     Accumulated deficit                                             (1,669,000)
                                                             ------------------

                  Total stockholders' equity                          3,904,000
                                                             ------------------

                  Total liabilities and stockholders' equity $        4,157,000
                                                             ------------------



-------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-3

                                                      ONE WORLD ONLINE.COM, INC.

                                            Consolidated Statement of Operations

                          November 12, 1998 (Date of Inception) to June 30, 1999
--------------------------------------------------------------------------------








Sales                                                        $          460,000
                                                             ------------------

Costs and expenses:
     Cost of sales                                                      387,000
     General and administrative expenses                              1,786,000
                                                             ------------------

                                                                      2,173,000
                                                             ------------------

                  Loss from operations                              (1,713,000)
                                                             ------------------

Other income:
     Interest income                                                     36,000
     Other                                                                8,000
                                                             ------------------

                                                                         44,000
                                                             ------------------

                  Loss before income taxes                           (1,669,000)

Income tax benefit                                                          -
                                                             ------------------

              Net loss                                       $       (1,669,000)
                                                             ------------------

Loss per share - basic and diluted                           $             (.26)
                                                             ------------------

Weighted average shares - basic and diluted                           6,400,000
                                                             ------------------




--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-4



                                                                                ONE WORLD ONLINE.COM, INC.

                                                                                ONE WORLD ONLINE.COM, INC.
                                                            Consolidated Statement of Stockholders' Equity

                                                    November 12, 1998 (Date of Inception) to June 30, 1999
-------------------------------------------------------------------------------------------------------------------






                                           Preferred Stock            Common Stock           Additional
                                      -------------------------------------------------       Paid-In       Accumulated
                                        Shares      Amount        Shares       Amount         Capital         Deficit       Total
                                      ----------------------------------------------------------------------------------------------

Balance at November 12, 1998
(date of inception)                      -          $  -              -    $       -      $       -      $        -     $       -

Issuance of common stock for:
  Cash                                   -             -       12,700,000       12,000      5,549,000             -       5,561,000
  Property and equipment                 -             -           25,000          -              -               -             -

Issuance of common stock:
  Options                                -             -              -            -           12,000             -          12,000

Acquisition of Medizone
(see note 1)                             -             -        2,750,000        3,000         (3,000)            -             -

Net loss                                 -             -              -            -               -       (1,669,000)   (1,669,000)
                                      ----------------------------------------------------------------------------------------------

Balance at June 30, 1999                 -          $  -       15,475,000  $    15,000    $ 5,558,000    $ (1,669,000)  $  3,904,000
                                      ----------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-5

                                                      ONE WORLD ONLINE.COM, INC.

                                            Consolidated Statement of Cash Flows

                          November 12, 1998 (Date of Inception) to June 30, 1999
--------------------------------------------------------------------------------





Cash flows from operating activities:
     Net loss                                                      $ (1,669,000)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                   48,000
         Stock option compensation expense                               12,000
         Increase in:
              Inventory                                                (252,000)
              Prepaid expenses                                          (17,000)
              Other assets                                             (151,000)
         Increase in:
              Accounts payable                                          112,000
              Accrued liabilities                                       126,000
                                                                   -------------

                  Net cash used in
                  operating activities                                1,791,000
                                                                   -------------

Cash flows from investing activities-
     purchase of property and equipment                                (446,000)
                                                                   -------------

Cash flows from financing activities:
     Principal payments on note payable                                 (63,000)
     Principal payments on capital lease obligation                      (2,000)
     Issuance of common stock                                         5,561,000
                                                                   -------------

                  Net cash provided by
                  financing activities                                5,496,000
                                                                   -------------

Net increase in cash                                                  3,259,000

Cash, beginning of period                                                   -
                                                                   -------------

Cash, end of period                                                $  3,259,000
                                                                   -------------



--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-6

                                                      ONE WORLD ONLINE.COM, INC.

                                      Notes to Consolidated financial statements

                                                                   June 30, 1999
--------------------------------------------------------------------------------


1.   Presentation and Organization

On June 29, 1999, One World Online.com, Inc. (formerly Medizone Canada Limited) (OWO.com) purchased One World Online Incorporated (OWO) and I Ventures, Inc.
(IVI) (the Acquirees) (collectively the Company). The terms of the agreement provided that the Aquirees will be wholly-owned subsidiaries of OWO.com, and the stockholders of the Acquirees received 12,725,000 shares of OWO.com common stock.


The consolidated financial statements at June 30, 1999 assumes the acquisition of OWO.com by the Acquirees occurred November 12, 1998 (date of inception). Because the shares issued in the acquisition of the Acquirees represent control of the total shares of OWO.com's common stock issued and outstanding immediately following the acquisition, the Acquirees are deemed for financial reporting purposes to have acquired OWO.com in a reverse acquisition. The business combination has been accounted for as a recapitalization of OWO.com giving effect to the acquisition of 100% of the outstanding common shares of the Acquirees. The surviving entity reflects the assets and liabilities of OWO.com and the Acquirees at their historical book value. The issued common stock is that of OWO.com and the accumulated deficit and the statement of operations is that of the Acquirees from November 12, 1998 (date of inception) through June 30, 1999 and that of OWO.com from January 1, 1999 through June 30, 1999. Separate breakout of operations for OWO.com have not been presented as the amounts not related to the Acquirees is immaterial.

One World Online.com, Inc. and its subsidiaries are nationwide providers of consumer Internet access, Web site creation and hosting, electronic commerce solutions for businesses, and Internet training for businesses and individuals. In addition, the Company maintains a shopping community on the Internet that offers a broad range of retail products, educational information, 24-hour broadcasts, news, and entertainment.


2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements include the accounts of the Company, and
its  consolidated  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated.


--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Inventory

Inventory consists of finished goods and is recorded at the lower of cost or market, cost being determined on a weighted average method.


Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

Revenue Recognition

Revenue is recognized upon shipment of product or performance of services.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.


--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

Loss Per Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted loss per share calculation when their effect is antidilutive.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.


3.   Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. As shown in the statement of operations, the Company reported a net loss of $1,669,000 for the period ended June 30, 1999. This uncertainty raises substantial doubt about the ability of the Company to continue as a going concern.


The Company's continuation as a going concern is dependent upon its ability to generate profitable operations or secure adequate new financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management believes that the Company's operations provide the necessary cash flows to meet obligations as they come due.



--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Property and Equipment

Property and equipment consists of the following:


Computer equipment                                        $         324,000
Office furniture and fixtures                                       149,000
Computer software                                                    46,000
Leasehold Improvements                                                7,000
                                                          -----------------

                                                                    526,000

Less accumulated depreciation and
  amortization                                                      (48,000)
                                                          -----------------

                                                          $         478,000
                                                          -----------------



5.   Capital Lease Obligation

The Company leases certain computers and equipment under a noncancellable capital lease. The terms of the lease include an option to purchase the equipment at the end of the lease and an imputed interest rate of 16.5%. The computers and equipment held under the capital lease have a cost of $17,000 and accumulated amortization of $3,000 at June 30, 1999.


Amortization expense for the period ended June 30, 1999 was $3,000.


Future minimum lease payments as of June 30, 1999 are as follows:


     Year Ending June 30:                                           Amount
     --------------------                                     ------------------

             2000                                             $           7,000
             2001                                                         7,000
             2002                                                         4,000
                                                              ------------------

                                                                         18,000

     Less amount representing interest                                   (3,000)
                                                              ------------------

     Present value of future minimum lease
     payments                                                 $          15,000
                                                              ------------------



--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Capital Lease Obligation Continued

Future maturities of the capital lease obligation are as follows:


     Year Ending June 30:                                           Amount
     --------------------                                     ------------------

            2000                                              $           5,000
            2001                                                          6,000
            2002                                                          4,000
                                                              ------------------

                                                              $           15,000
                                                              ------------------



6.   Income Taxes

The benefit for income taxes is different from amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:


Federal income tax benefit at statutory rate                  $         567,000
Change in valuation allowance                                          (567,000)
                                                              ------------------

                                                              $             -
                                                              ------------------



Deferred tax assets (liabilities) consist of the following:


Net operating loss carryforward                               $         567,000
Valuation allowance                                                    (567,000)
                                                              ------------------

                                                              $             -
                                                              ------------------



At June 30, 1999, the Company has a net operating loss carryforward available to offset future taxable income of approximately $1,669,000, which will expire in 2019. The utilization of the net operating loss carryforward is dependent upon the tax laws in effect at the time the net operating loss carryforward can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforward amounts as a result of the change in ownership.



--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Operating Leases

During the period ended June 30, 1999, the Company leased certain property under a non-cancelable operating lease. Lease expense relating to the operating lease was approximately $25,000 for the period ended June 30, 1999. Future minimum lease payments are as follows:


     Year Ending June 30:                                           Amount
                                                              ------------------

             2000                                             $         130,000
             2001                                                       130,000
             2002                                                       130,000
                                                              ------------------

                                                              $         390,000
                                                              ------------------



8.   Supplemental Cash Flow Disclosure

There were no amounts paid for interest or income taxes for the period November 12, 1998 (date of inception) to June 30, 1999.

During the period ended June 30, 1999:

o The Company acquired property and equipment in exchange for a capital lease obligation of $17,000.

o The Company acquired property and equipment in exchange for common stock and a note payable in the amount of $63,000.


9.   Related Party Transactions

The Company has an agreement with an entity owned by officers/shareholders of the Company, which requires monthly payments, from the Company, based on the sales of the Company's independent distributors. During the period ended June 30, 1999 the Company paid approximately $6,000 under this agreement.



--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Stock Options

Information regarding stock options is summarized below:


                                            Number of       Option Price
                                             Options          Per Share
                                        -----------------------------------

Outstanding at November 12,
  1998                                            -         $       -
     Granted                                3,879,500          1.00 - 2.00
                                        -----------------------------------

Outstanding at June 30, 1999                3,879,500       $  1.00 - 2.00
                                        -----------------------------------



11.  Stock-Based Compensation

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999, consistent with the provisions of SFAS 123 the Company's loss and loss per share would have been reduced to the pro form amounts indicated below:


Net loss - as reported                                    $      (1,669,000)
Net loss - pro forma                                      $      (1,758,000)
Loss per share - as reported                              $            (.26)
Loss per share - pro forma                                $            (.27)
                                                          -----------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


Expected dividend yield                                   $               -
Expected stock price volatility                                           -
Risk-free interest rate                                                  5%
Expected life of options                                       5 to 7 years
                                                          -----------------

The weighted average fair value of options granted during 1999 is $.29.

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.   Stock-Based Compensation Continued

The following table summarizes information about stock options outstanding at June 30, 1999.


                 Options Outstanding                     Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise        at         Exercise
    Prices       6/30/99      (Years)       Price       6/30/99       Price
--------------------------------------------------------------------------------

$ 1.00 - 2.00   3,879,500      6.4       $   1.03      393,500       $ 1.00
--------------------------------------------------------------------------------


12. Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in the interpreting of market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


13.  Commitments

The Company has entered into a consulting agreement, which requires monthly payments of approximately $8,000 over the next three years.

In addition, the Company has consulting agreements with certain individuals which, call for payments to be made based on revenues generated by those individuals.

--------------------------------------------------------------------------------