Form 10QSB
period 1999-09-30
ONE WORLD ONLINE COM INC
filed 1999-11-19
CIK 821172

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

                         Commission File Number 33-16757

                           ONE WORLD ONLINE.COM, INC.
       (Exact name of small business issuer as identified in its charter)



           Nevada                                87-0411771
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


          4778 North 300 West, Suite 200, Provo, Utah 84604 (Address of
                          principal executive offices)
                                   (Zip Code)

                                 (801) 852-3540
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  X Yes __ No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 1999: 15,475,000.

   The accompanying notes are an integral part of these financial statements.

                                        2

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        ONE WORLD ONLINE.COM, INC.
                        Condensed Consolidated Financial Statements (unaudited) September 30, 1999

                                                      ONE WORLD ONLINE.COM, INC.
                Index to Condensed Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------


                                                                            Page
                                                                   -------------

Condensed Consolidated Balance Sheet (unaudited)                             F-2

Condensed Consolidated Statement of Operations (unaudited)                   F-3

Condensed Consolidated Statement of Cash Flows (unaudited)                   F-4

Notes to Condensed Consolidated Financial Statements (unaudited)             F-5

                                                                             ONE WORLD ONLINE.COM, INC.
                                                       Condensed Consolidated Balance Sheet (unaudited)


                                                                                    September 30, 1999
-------------------------------------------------------------------------------------------------------

              Assets

Current assets:
         Cash                                                                              $ 1,780,000
         Accounts receivable                                                                     1,000
         Inventory                                                                             237,000
         Other current assets                                                                    7,000
                                                                                   --------------------

                          Total current assets                                               2,025,000
                                                                                   --------------------

         Equipment, net                                                                        646,000
         Other assets                                                                          151,000
                                                                                   --------------------

                           Total assets                                                    $ 2,822,000
                                                                                   --------------------


-------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                                                  $    68,000
         Accrued liabilities                                                                   154,000
         Current portion of capital lease obligation                                             5,000
                                                                                   --------------------

                          Total current liabilities                                            227,000
                                                                                   --------------------

Capital lease obligation                                                                         9,000
                                                                                   --------------------

Stockholders' equity
         Common stock                                                                           15,000
         Additional paid in capital                                                          5,558,000
         Accumulated deficit                                                                (2,987,000)
                                                                                   --------------------

                           Total stockholders' equity                                        2,586,000
                                                                                   --------------------

                           Total liabilities and stockholders' equity                      $ 2,822,000
                                                                                   --------------------


-------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements                             F-2


                                                                                  ONE WORLD ONLINE.COM, INC.
                                                  Condensed Consolidated Statement of Operations (unaudited)

                                                               For the Three Months Ended September 30, 1999
------------------------------------------------------------------------------------------------------------

Revenue                                                                                        $    318,000

Cost of sales                                                                                       519,000
                                                                                         -------------------

Gross margin                                                                                       (201,000)

General and administrative expenses                                                              (1,159,000)

Other Income                                                                                         42,000
                                                                                         -------------------

                           Loss before income taxes                                              (1,318,000)

Income tax benefit                                                                                        -
                                                                                         -------------------

                          Net Loss                                                             $ (1,318,000)
                                                                                         -------------------

Loss per share - basic and diluted                                                             $      (0.09)
                                                                                         -------------------

Weighted average shares -  basic and diluted                                                     15,475,000
                                                                                         -------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements                                  F-3

                                                                                          ONE WORLD ONLINE.COM, INC.
                                                          Consolidated Statement of Stockholders' Equity (unaudited)

                                                                            For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------------------------------------------

                                                                             Additional
                                   Preferred Stock       Common Stock         Paid-In     Accumulated
                                   Shares   Amount     Shares      Amount     Capital        Deficit           Total
                                   ---------------------------------------------------------------------------------
Balance at June 30, 1999                -    $ -     15,475,000   $ 15,000   $ 5,558,000   $ (1,669,000) $ 3,904,000

Net Loss                                                                                     (1,318,000)  (1,318,000)

                                   ---------------------------------------------------------------------------------

Balance at September 30, 1999           -    $ -     15,475,000   $ 15,000   $ 5,558,000   $ (2,987,000) $ 2,586,000
                                   ---------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                      Condensed Consolidated Statement of Cash Flows (unaudited)

                                   For the Three Months Ended September 30, 1999
--------------------------------------------------------------------------------

Cash flows from operating activities:
      Net loss                                    $ (1,318,000)
      Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation                                 54,000
          Change in:
            Accounts receivable                        (1,000)
            Inventory                                  15,000
            Other current assets                       10,000
            Accounts payable                          (44,000)
            Accrued liabilities                        28,000
                                                  ------------

                      Net cash used in
                      operating activities         (1,256,000)
                                                  ------------

Cash flow from investing activities:

      Purchase of equipment                          (222,000)
                                                  ------------

Cash flow from financing activities:

      Principal payments on capital lease
      obligation                                       (1,000)
                                                  ------------

Net decrease in cash                               (1,479,000)

Cash, beginning of period                           3,259,000
                                                  ------------

Cash, end of period                               $ 1,780,000
                                                  ------------


--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

                                                      ONE WORLD ONLINE.COM, INC.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

(1)  Interim Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of One World Online.com, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three months ended September 30, 1999 and cash flows for the three months ended September 30, 1999. The results of operations and cash flows for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange
Commission  rules  and  regulations.   These  unaudited  condensed  consolidated
financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1999 Annual report on Form 10-KSB. The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its June 30, 1999 Annual report on Form 10-KSB.

(2)  Basic and Diluted Net Loss Per Common Share

Net loss per share is based on the weighted average number of shares outstanding at September 30, 1999. Stock options are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the period presented in which the Company incurred a net loss. The Company has common stock options outstanding at September 30, 1999 that, if exercised, would result in the issuance of an additional 3,874,500 shares of common stock.

(3)  Comparative Financial Information

Comparative financial information for the three month period ended September 30, 1998 is not presented as the Company's date of inception was November 12, 1998.


--------------------------------------------------------------------------------
                                                                             F-5

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The  following  discussion  and  analysis  provides  information  which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended June 30, 1999. Wherever in this discussion the term "Company" is used, it should be understood to refer to One World Online.com, Inc. ("One World") and its wholly owned subsidiaries, One World Online Incorporated dba One World Online Marketing ("OWOL Marketing") and I Ventures, Inc. dba One World Online Technologies ("OWOL Technologies"), on a consolidated basis, except where the context clearly indicates otherwise. The Company's September 30, 1999 unaudited condensed consolidated financial statements assumes the acquisition of One World by OWOL Marketing and OWOL Technologies on November 12, 1998. Assets and liabilities of One World, OWOL Marketing and OWOL Technologies are reported at their historical book value. See
Note 1 to the Company's Notes to Consolidated Financial Statements in the Company's June 30, 1999 Annual Report on Form 10-KSB.

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

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the private placement of its common stock. For the three months ended September 30, 1999, the Company used net cash for operating activities of $1,256,000. As of September 30, 1999, the Company's liabilities totaled $236,000, which included $14,000 in capital lease obligation. The Company had working capital as of September 30, 1999 of $1,798,000.

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's web site, technical services, online community, training programs and ISP service. Capital requirements also depend on the amount of resources needed for its product development programs. The Company is also highly dependent on its Internet Marketing Consultants ability to market its products and services. The Company expects to experience an increase in its capital expenditures and operating expenses consistent with the growth of its operations and staffing, and anticipates that this will continue for the foreseeable future. There can be no assurance, however, that the Company will continue to grow or that its products and services will be accepted by the market place.

         As of September 30, 1999, the Company had not committed to spend any material amounts on capital expenditures. The Company believes that existing funds and anticipated sales will be sufficient to support the Company's operations through December 31, 1999. The Company will need to raise significant additional funding to support its operations during 2000. Such additional funding will be required to fully execute its business plan which includes continuing its focus as a seller of ISP access and services, building the virtual One World Online.com Community, and developing and selling web sites and related products and services. The Company has no material current contractual arrangements with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         The Company's liquidity and capital resources will also be affected by the One World Online Charitable Foundation, a charitable organization ("OWOCF") that established under Section 509(a)(3) of the Internal Revenue code of 1986, as amended (the "Code"). OWOCF was established in May 1999 by the founders of the Company to act as the charitable, community service arm of the One World Online.com, Inc. community. OWOCF owns all of the equity ownership of One World Online Charities, LLC ("OWOC"), a Utah limited liability company, and is the sole manager of OWOC. The Company has grand-fathered OWOC as the first distributor frontline to the Company in the Company's relationship marketing organization of independent distributors. This means that OWOC will receive a monthly payment from the Company based on the sales of the distributors below OWOC in the Company's network marketing organization. In the three months ended September 30, 1999, $2,633 was contributed by the Company to OWOC. These payments could be as much as 22% of the shared revenue paid out to the independent distributors of the Company, however, the actual percentage paid to OWOC will likely be significantly less in any given month. The Company has a perpetual right to purchase all of the membership interest owned by OWOCF in OWOC for the fair market value of this membership interest at the time the Company elects to purchase this interest. The fair market value will be determined by mutual agreement, or if agreement cannot be reached, by a panel of three arbitrators.

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

         The Company's principal computer systems (including the embedded microprocessor systems) have been purchased since January 1999 and the vendors supplying such systems have generally represented that such systems are Year 2000 compliant. Some of the software utilized by the Company is standard "off the shelf" software, typically available from a number of vendors. The Company has verified with such software vendors that the services and products provided are, or will be, Year 2000 compliant. In addition, the Company has certain software that has been written specifically for use by the Company and the suppliers of such software have warranted that it is Year 2000 compliant. Subject to such verification, the Company believes that its computer systems and software are Year 2000 compliant in all material respects. The Company estimates that the cost to redevelop, replace or repair its technology that is not Year 2000 compliant will not be material. The Company is not using any independent verification or validation procedures. There can be no assurance, however, that its systems or programs are or will be Year 2000 compliant and that the failure of those systems would not have a material adverse impact on the Company's business and operations.

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

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to regulation and legal uncertainties, reliance on key personnel, uncertainties regarding Company's ability to develop a market, possible lack of acceptance of the Company's products, uncertainties in connection with the use of the Internet as a medium of commerce and communications, the highly competitive nature of the Company's industry, rapid technological changes, the need for significant additional capital and dependence on retail sales representatives. Please refer to the "Management's Discussion and Analysis or Plan of Operation" and specifically the discussion under "Risk Factors" that is found in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, for more details. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.








                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

         During the quarter ended September 30, 1999, the Company granted options to acquire 5,000 shares of common stock at the market price on the date of grant. The options were exempt from registration under Rule 506 of Regulation D, Section 4(2) of the Securities Act and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with the grant of the stock options.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to Vote of Securityholders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Index To Exhibits

EXHIBIT NO.    DESCRIPTION OF EXHIBIT

2.1 Agreement and Plan of Reorganization Between the Company and OWOL Marketing (Schedules are omitted) (Incorporated by reference to
               Exhibit 2.1 of the Company's Current Report on Form 8-K, dated June 29, 1999
2.2 Agreement and Plan of Reorganization Between the Company and OWOL Technologies (Schedules are omitted) (Incorporated by referenced to Exhibit 2.2 of the Company's Current Report on Form 8-K, dated June 29, 1999)
3(i).1 Articles of Incorporation of One World (Incorporated by referenced to Exhibit 3(i).1 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)
3(i).2 Articles of Amendment to Articles of Incorporation of One World (Incorporated by referenced to Exhibit 3(i).1 of the Company's Current Report on Form 8-K, dated June 29, 1999)
3(i).3 Articles of Incorporation of OWOL Marketing (Incorporated by referenced to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

3(i).4 Articles of Incorporation of OWOL Technologies (Incorporated by referenced to Exhibit 3(i).4 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)
3(i).5 Articles of Amendment to the Articles of Incorporation of OWOL Technologies (Incorporated by referenced to Exhibit 3(i).5 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)
3(ii).1 Bylaws of One World (Incorporated by referenced to Exhibit 3(ii).1 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)
3(ii).2 Bylaws of OWOL Marketing (Incorporated by referenced to Exhibit 3(ii).2 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)
3(ii).3        Bylaws  of  OWOL  Technologies  (Incorporated  by  referenced  to
               Exhibit 3(ii).3 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)
27.1           Financial Data Schedule

         (b)      Reports on Form 8-K:

         A report was filed on Form 8-K, dated June 29, 1999, to report on (i) a change in control of registrant, (ii) the acquisition of assets, (iii) changes in registrant's certifying accountants, (iv) the acquisition of OWOL Marketing and OWOL Technologies, (v) certain actions taken by the registrant's stockholders, (vi) the financial statements of the businesses acquired and (vii) certain pro forma financial information.

         An amended report was filed on Form 8-K, dated June 29, 1999, to report on (i) a change in control of registrant, (ii) the acquisition of assets, (iii) changes in registrant's certifying accountants, (iv) the acquisition of OWOL Marketing and OWOL Technologies, (v) certain actions taken by the registrant's stockholders, (vi) the financial statements of the businesses acquired and (vii) certain pro forma financial information.

         An second amended report was filed on Form 8-K, dated June 29, 1999, to report on (i) a change in control of registrant, (ii) the acquisition of assets,
(iii) changes in registrant's certifying accountants, (iv) the acquisition of OWOL Marketing and OWOL Technologies, (v) certain actions taken by the registrant's stockholders, (vi) the financial statements of the businesses acquired and (vii) certain pro forma financial information.

         An third amended report was filed on Form 8-K, dated June 29, 1999, to report on (i) a change in control of registrant, (ii) the acquisition of assets,
(iii) changes in registrant's certifying accountants, (iv) the acquisition of OWOL Marketing and OWOL Technologies, (v) certain actions taken by the registrant's stockholders, (vi) the financial statements of the businesses acquired and (vii) certain pro forma financial information.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLEXPOINT, INC.


Date: November 19, 1999             By     /s/ David N. Nemelka
                                    ----------------------------
                                    David N. Nemelka
                                    President, Chief Executive Officer, Director



Date: November 19, 1999             By     /s/ Paul D. Korth
                                    ----------------------------
                                    Paul D. Korth
                                    Principal Financial and Chief Accounting
                                    Officer