Form 10QSB/A
period 1999-09-30
ONE WORLD ONLINE COM INC
filed 1999-12-08
CIK 821172

FORM 10-QSB/A
                               (Amendment No. 1)


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

                                    ONE WORLD ONLINE.COM, INC.


Date: December 2, 1999              By     /s/ David N. Nemelka
                                    ----------------------------
                                    David N. Nemelka
                                    President, Chief Executive Officer, Director



Date: December 2, 1999              By     /s/ Paul D. Korth
                                    ----------------------------
                                    Paul D. Korth
                                    Principal Financial and Chief Accounting
                                    Officer