Form 10QSB
period 1999-12-31
ONE WORLD ONLINE COM INC
filed 2000-02-22
CIK 821172

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 1999

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

                                    Yes [X]  No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of February 15, 2000: 15,475,000.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.




                                                      ONE WORLD ONLINE.COM, INC.
                Index to Condensed Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheet (unaudited)                               3

Condensed  Consolidated  Statement  of  Operations
for the Three  Months  Ended December 31, 1999 (unaudited)                     4

Condensed Consolidated Statement of Operations for
the Six Months Ended December 31, 1999 (unaudited)                             5

Condensed Consolidated Statement of Cash Flows for
the Six Months Ended December 31, 1999 (unaudited)                             6

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                                    7



--------------------------------------------------------------------------------


                                                                                      ONE WORLD ONLINE.COM, INC.
                                                                Condensed Consolidated Balance Sheet (unaudited)

                                                                                               December 31, 1999
----------------------------------------------------------------------------------------------------------------

              Assets
Current assets:
         Cash                                                                                        $   519,000
         Accounts receivable                                                                              11,000
         Inventory                                                                                       220,000
         Other current assets                                                                             12,000
                                                                                                     -----------

                          Total current assets                                                           762,000
                                                                                                     -----------

         Equipment, net                                                                                  603,000
         Other assets                                                                                    242,000
                                                                                                     -----------

                           Total assets                                                              $ 1,607,000
                                                                                                     -----------


----------------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                                                            $   118,000
         Accrued liabilities                                                                             232,000
         Current portion of capital lease obligation                                                       6,000
                                                                                                     -----------

                          Total current liabilities                                                      356,000
                                                                                                     -----------

Capital lease obligation                                                                                   7,000
                                                                                                     -----------

Stockholders' equity
         Common stock                                                                                     15,000
         Additional paid in capital                                                                    5,558,000
         Accumulated deficit                                                                          (4,329,000)
                                                                                                     -----------

                           Total stockholders' equity                                                  1,244,000
                                                                                                     -----------

                           Total liabilities and stockholders' equity                                $ 1,607,000
                                                                                                     -----------


----------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements

                                                                     3


                                                                                      ONE WORLD ONLINE.COM, INC.
                                                      Condensed Consolidated Statement of Operations (unaudited)

                                                                    For the Three Months Ended December 31, 1999
----------------------------------------------------------------------------------------------------------------


Revenue                                                                                           $      367,000

Cost of sales                                                                                            234,000
                                                                                                  --------------

                                         Gross margin                                                    133,000

Distributor incentives                                                                                  (105,000)
Selling, general and administrative expenses                                                          (1,384,000)

Other Income                                                                                              14,000
                                                                                                  --------------

                                          Loss before income taxes                                    (1,342,000)

Income tax benefit                                                                                            -
                                                                                                  --------------

                                         Net Loss                                                 $   (1,342,000)
                                                                                                  --------------

Loss per share - basic and diluted                                                                $        (0.09)
                                                                                                  --------------

Weighted average shares -  basic and diluted                                                          15,475,000
                                                                                                  --------------







----------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

                                                                     4


                                                                                      ONE WORLD ONLINE.COM, INC.
                                                      Condensed Consolidated Statement of Operations (unaudited)

                                                                      For the Six Months Ended December 31, 1999
----------------------------------------------------------------------------------------------------------------




Revenue                                                                                           $      685,000

Cost of sales                                                                                            524,000
                                                                                                  --------------

                                     Gross margin                                                        161,000

Distributor incentives                                                                                  (222,000)
Selling, general and administrative expenses                                                          (2,655,000)

Other Income                                                                                              56,000
                                                                                                  --------------

                                      Loss before income taxes                                        (2,660,000)

Income tax benefit                                                                                            -
                                                                                                  --------------

                                     Net Loss                                                     $   (2,660,000)
                                                                                                  --------------

Loss per share - basic and diluted                                                                $        (0.17)
                                                                                                  --------------

Weighted average shares -  basic and diluted                                                          15,475,000
                                                                                                  --------------


----------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements




                                                                                      ONE WORLD ONLINE.COM, INC.
                                                      Condensed Consolidated Statement of Cash Flows (unaudited)

                                                                      For the Six Months Ended December 31, 1999
----------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
             Net loss                                                                             $   (2,660,000)
             Adjustments to reconcile net loss to
                          net cash used in operating activities:
                                      Depreciation                                                       110,000
                                      Change in:
                                                  Accounts receivable                                    (11,000)
                                                  Inventory                                               32,000
                                                  Other current assets                                     5,000
                                                  Other assets                                           (91,000)
                                                  Accounts payable                                         6,000
                                                  Accrued liabilities                                    106,000
                                                                                                  --------------

                                                               Net cash used in
                                                               operating activities                   (2,503,000)
                                                                                                  --------------

Cash flow from investing activities:

             Purchase of equipment                                                                      (235,000)
                                                                                                  --------------

Cash flow from financing activities:

             Principal payments on capital lease obligation                                               (2,000)
                                                                                                  --------------

Net decrease in cash                                                                                  (2,740,000)

Cash, beginning of period                                                                              3,259,000
                                                                                                  --------------

Cash, end of period                                                                               $      519,000
                                                                                                  --------------





----------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements


                                                      ONE WORLD ONLINE.COM, INC.

                Notes to Condensed Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------

(1)  Interim Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of One World Online.com, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1999 and the results of operations for the three and six months ended December 31, 1999 and cash flows for the six months ended December 31, 1999. The results of operations and cash flows for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

(2)  Basic and Diluted Net Loss Per Common Share

Net loss per share is based on the weighted average number of shares outstanding at December 31, 1999. Stock options are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented in which the Company incurred a net loss. The Company has common stock options outstanding at December 31, 1999 that, if exercised, would result in the issuance of an additional 4,177,500 shares of common stock.

(3)  Comparative Financial Information

The Company began operations on November 12, 1998 (date of inception), therefore, comparative financial information for the three and six month periods ended December 31, 1998, would be for the period from November 12, 1998 (date of inception) to December 31, 1998. This information is not presented due to the immaterial amounts in the 1998 financial statements. In addition the 1998 financial statements would not be comparative to the 1999 financial statements due to the different time periods covered (92 days in 1999 and 49 days in 1998).











--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The  following  discussion  and  analysis  provides  information  which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended June 30, 1999. Wherever in this discussion the term "Company" is used, it should be understood to refer to One World Online.com, Inc. ("One World") and its wholly owned subsidiaries, One World Online Incorporated dba One World Online Marketing ("OWOL Marketing") and I Ventures, Inc. dba One World Online Technologies ("OWOL Technologies"), on a consolidated basis, except where the context clearly indicates otherwise. The Company's December 31, 1999 unaudited condensed consolidated financial statements assumes the acquisition of One World by OWOL Marketing and OWOL Technologies on November 12, 1998. Assets and liabilities of One World, OWOL Marketing and OWOL Technologies are reported at their historical book value. See
Note 1 to the Company's Notes to Consolidated Financial Statements in the Company's June 30, 1999 Annual Report on Form 10-KSB.

         The Company began operations on November 12, 1998 (date of inception), therefore, comparative financial information for the three and six month periods ended December 31, 1998 would be for the period from November 12, 1998 to December 31, 1998. Comparative 1998 financial information is not discussed below due to the immaterial amounts in the 1998 financial statements. In addition, the 1998 financial information is not comparative to the 1999 financial information due to the different periods covered (92 days in 1999 and 49 days in 1998).

Overview

         Since inception, the Company, has focused primarily on developing its main product line of e-commerce sites, building the One World Community and related software, building a high-performance, scaleable hardware infrastructure, hiring capable personnel, developing its marketing plan, developing technology and e-commerce solutions and raising capital.

Plan of Operation

         The Company proposes to be a nationwide enhanced online portal pioneering a new Internet service model that rewards its customers with what the Company believes is a first of its kind Community Dollar Internet currency program, as described below. The Company is seeking to capture a piece of the projected $5 trillion e-commerce market by taking its full-solution Internet products and services that are currently in development to the masses by offering a one-stop source for Internet Solutions and building loyalty with its Community Dollar program. The Company's Internet Solutions are in the initial stages of implementation and include nationwide enhanced ISP service; a virtual online shopping community at www.oneworldonline.com that provides over 225,000 products; an Internet radio station, library, arcade, and more; a Web site creation and hosting service; a provider of e-commerce solutions for small and mid-sized businesses; and an Internet marketing and training resource for businesses and individuals. The Company utilizes the high performance global network of fiber, satellite and switching facilities of PSINet, Inc., the first and largest independent facilities based commercial Internet Super Carrier to provide internet connectivity services to its customers.

         The Company has instituted a concept called Community Dollars. When a customer purchases One World's web-related products and services, such as ISP service, web sites, hosting, Internet training, and others, their personal online shopping account is credited with Community Dollars. As customers watch their account balance grow and use their Community Dollars to purchase products from the One World Online.com Preferred Community, they are expected to become more loyal to the value offered by One World.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the private placement of its common stock and sale of convertible promissory notes. For the six months ended December 31, 1999, the Company used net cash for operating activities of $2,503,000. As of December 31, 1999, the Company's current liabilities totaled $356,000. The Company's other liabilities were comprised of a $7,000 capital lease obligation. The Company had working capital as of December 31, 1999 of $406,000.

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's web site, technical services, online community, training programs and ISP service. Capital requirements also depend on the amount of resources needed for its product development programs. As of February 15, 2000, the Company had not committed to spend any material amounts on capital expenditures. As of December 31, 1999, the Company had an estimated $30,562 in Community Dollar obligations that comprise part of the Company's reported accrued liabilities. The Company is also highly dependent on its Internet Marketing Consultants ability to market its products and services. The Company expects to experience an increase in its capital expenditures and operating expenses consistent with the growth of its operations and staffing, and anticipates that this will continue for the foreseeable future. There can be no assurance, however, that the Company will continue to grow or that its products and services will be accepted by the market place.

         From January 2000 through February 15, 2000, the Company raised $719,000 through the sale of 10% Secured Convertible Promissory Notes (the "Notes"). The Notes are convertible into the Company's common stock at the conversion rate of $3.00 per share. The Notes are secured by substantially all of the assets of One World. Principal and accrued interest is due and payable in a single balloon payment on February 1, 2002. Any inability to pay off the Notes when they become due will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations and possibly resulting in the foreclosure by Note holders of substantially all of One World's assets.

         The Company believes that existing funds and anticipated revenues will be sufficient to support the Company's operations through March 2000. The
Company will need to raise significant additional funding to support its operations during the next twelve months. Such additional funding will be required to fully execute its business plan which includes continuing its focus as a seller of ISP access and services, building the virtual One World Online.com Community and developing and selling web sites and related products and services. The Company has no material current contractual arrangements with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         The Company's liquidity and capital resources will also be affected by the One World Online Charitable Foundation, a charitable organization ("OWOCF") that established under Section 509(a)(3) of the Internal Revenue code of 1986, as amended (the "Code"). OWOCF was established in May 1999 by the founders of the Company to act as the charitable, community service arm of the One World Online.com, Inc. community. OWOCF owns all of the equity ownership of One World Online Charities, LLC ("OWOC"), a Utah limited liability company, and is the sole manager of OWOC. The Company has grand-fathered OWOC as the first distributor frontline to the Company in the Company's relationship marketing organization of independent distributors. This means that OWOC will receive a monthly payment from the Company based on the sales of the distributors below OWOC in the Company's network marketing organization. In the three and six months ended December 31, 1999, $4,218 and $6,851, respectively, was contributed by the Company to OWOC. These payments could be as much as 22% of the shared revenue paid out to the independent distributors of the Company, however, the actual percentage paid to OWOC will likely be significantly less in any given month. The Company has a perpetual right to purchase all of the membership interest owned by OWOCF in OWOC for the fair market value of this membership interest at the time the Company elects to purchase this interest. The fair market value will be determined by mutual agreement, or if agreement cannot be reached, by a panel of three arbitrators.

         In addition to the monthly payments referenced in the prior paragraph, the Company made discretionary payments to OWOCF in the amount of $41,666 during the three and six months ended December 31, 1999. These discretionary payments were used by OWOCF to fund its operations and to make donations to other charities that are not affiliated with the Company or its founders, officers or directors. During the first quarter of 2000 the Company expects to make discretionary contributions to OWOCF of at least $43,000.

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

     The Company does not expect any significant changes in the number of its employees during the next twelve months.

Year 2000

         The Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on business at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         On January 28, 2000, the Company filed suit against Doug Burdick ("Burdick"), a former Company consultant, in the Forth Judicial District Court in Utah County, Utah. The Company alleges, among other things, that Burdick has wrongfully attempted to use intellectual property and ideas that are owned by the Company for Burdick's own personal benefit and gain. The Company is seeking $500,000 in damages relating to Burdick's alleged breach of contract, breach of duties of good faith and fair dealing, extortion, slander, disparagement, tortuous interference of contract and economic relations and injunctive relief. The Company was granted a temporary restraining order that expires on February 27, 2000 prohibiting Burdick from, among other things, contacting investors or certain consultants of the Company or making negative statements about the Company. An evidentiary hearing relating to the temporary restraining order has been scheduled for February 25, 2000.

         The lawsuit is subject to all of the risks and uncertainties of litigation and the outcome cannot presently be predicted. Specifically, there is no assurance that the Company will be successful in this lawsuit or that the lawsuit will be resolved on acceptable terms, and the Company may incur significant costs in asserting its claims. The Company is not engaged in any other legal proceedings.

Item 2. Changes in Securities.

         During the three months ending December 31, 1999, the Company granted stock options exercisable for 342,500 shares of the Company's common stock at exercise prices of between $5.00 and $5.75 per share. The stock option grants were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933 and/or because the stock option grants did not constitute sales under Section 5 of the Securities Act of 1933. The Company did not use an underwriter in connection with its grant of stock options.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to Vote of Securityholders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Index To Exhibits

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

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

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ONE WORLD ONLINE.COM, INC.


                                    By     /s/ David N. Nemelka
                                    ---------------------------
Date: February 18, 2000             David N. Nemelka
                                    President, Chief Executive Officer, Director



                                    By     /s/ Paul D. Korth
Date: February 18, 2000             ---------------------------
                                    Paul D. Korth
                                    Principal Financial and Chief Accounting
                                    Officer