Form 10QSB
period 2000-03-31
ONE WORLD ONLINE COM INC
filed 2000-05-09
CIK 821172

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission File Number 33-16757

                           ONE WORLD ONLINE.COM, INC.
       (Exact name of small business issuer as identified in its charter)


             Nevada                                         87-0411771
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


                   4778 North 300 West, Suite 200, Provo, Utah
                    (Address of principal executive offices)

                                     84604
                                   (Zip Code)

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

                                 X  Yes __ No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2000: 15,475,000.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                      ONE WORLD ONLINE.COM, INC.
                Index to Condensed Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------


                                                                            Page
                                                                       ---------

Condensed Consolidated Balance Sheet (unaudited)                             F-2

Condensed Consolidated Statement of Operations
for the Three Months Ended March 31, 2000 and
March 31, 1999 (unaudited)                                                   F-3

Condensed Consolidated Statement of Operations
for the Nine Months Ended March 31, 2000 (unaudited)                         F-4

Condensed Consolidated Statement of Cash Flows
for the Nine Months Ended March 31, 2000 (unaudited)                         F-5

Notes to Condensed Consolidated Financial Statements (unaudited)             F-6
























--------------------------------------------------------------------------------

                                                                 ONE WORLD ONLINE.COM, INC.
                                           Condensed Consolidated Balance Sheet (unaudited)


                                                                             March 31, 2000
-------------------------------------------------------------------------------------------

           Assets
                                                                                                                            Canada
Current assets:
      Cash                                                                        $ 878,000
      Accounts receivable                                                            19,000
      Inventory, net                                                                174,000
      Other current assets                                                           50,000
                                                                        --------------------

                Total current assets                                              1,121,000

      Equipment, net                                                                572,000
      Other assets                                                                  250,000
                                                                        --------------------

                 Total assets                                                   $ 1,943,000
                                                                        --------------------




--------------------------------------------------------------------------------------------

           Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                            $ 123,000
      Accrued liabilities                                                           445,000
      Current portion of capital lease obligation                                     6,000
                                                                        --------------------

                Total current liabilities                                           574,000

Notes Payable                                                                     1,504,000
Capital lease obligation                                                              5,000
                                                                        --------------------

                 Total liabilities                                                2,083,000
                                                                        --------------------

Stockholders' equity
      Common stock                                                                   15,000
      Additional paid in capital                                                  5,809,000
      Accumulated deficit                                                        (5,964,000)
                                                                        --------------------

                 Total stockholders' equity                                        (140,000)
                                                                        --------------------

                 Total liabilities and stockholders' equity                     $ 1,943,000
                                                                        --------------------


--------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                  F-2


                                                           ONE WORLD ONLINE.COM, INC.
                           Condensed Consolidated Statement of Operations (unaudited)


                         For the Three Months Ended March 31, 2000 and March 31, 1999
-------------------------------------------------------------------------------------

                                                    3/31/00              3/31/99
                                                ----------------     ----------------


Revenue                                               $ 473,000            $ 111,000

Cost of sales                                           465,000              143,000
                                                ----------------     ----------------

              Gross margin                                8,000              (32,000)

Distributor incentives                                 (268,000)             (31,000)
Selling, general and administrative expenses         (1,135,000)            (394,000)
Interest Expense                                       (251,000)                   -
Other Income                                             11,000                1,000
                                                ----------------     ----------------

               Loss before income taxes              (1,635,000)            (456,000)

Income tax benefit                                            -                    -
                                                ----------------     ----------------

               Net Loss                            $ (1,635,000)          $ (456,000)
                                                ----------------     ----------------

Loss per share - basic and diluted                 $      (0.11)          $    (0.03)
                                                ----------------     ----------------

Weighted average shares -  basic and diluted         15,475,000           13,572,000
-------------------------------------------------------------------------------------



















-------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements           F-3

                                                      ONE WORLD ONLINE.COM, INC.
                      Condensed Consolidated Statement of Operations (unaudited)


                                        For the Nine Months Ended March 31, 2000
--------------------------------------------------------------------------------




Revenue                                                          $ 1,158,000

Cost of sales                                                        989,000
                                                            -----------------

                Gross margin                                         169,000

Distributor incentives                                              (490,000)
Selling, general and administrative expenses                      (3,790,000)
Interest Expense                                                    (251,000)
Other Income                                                          67,000
                                                            -----------------

                 Loss before income taxes                         (4,295,000)

Income tax benefit                                                         -

                                                            -----------------
                Net Loss                                         $(4,295,000)
                                                            -----------------

Loss per share - basic and diluted                               $     (0.28)
                                                            -----------------

Weighted average shares -  basic and diluted                      15,475,000
                                                            -----------------


















-----------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements   F-4

                                                      ONE WORLD ONLINE.COM, INC.
                      Condensed Consolidated Statement of Cash Flows (unaudited)


                                        For the Nine Months Ended March 31, 2000
  ------------------------------------------------------------------------------



Cash flows from operating activities:
      Net loss                                                   $ (4,295,000)
      Adjustments to reconcile net loss to
          net cash used in operating activities:
               Depreciation                                           168,000
               Interest Expense                                       251,000
               Change in:
                   Accounts receivable                                (19,000)
                   Inventory                                           78,000
                   Other current assets                               (33,000)
                   Other assets                                       (99,000)
                   Accounts payable                                    11,000
                   Accrued liabilities                                319,000
                                                            ------------------

                        Net cash used in
                        operating activities                       (3,619,000)
                                                            ------------------

Cash flow from investing activities:

      Purchase of equipment                                          (262,000)
                                                            ------------------

Cash flow from financing activities:

      Issuance of Notes                                             1,504,000
      Principal payments on capital lease obligation                   (4,000)
                                                            ------------------

                        Net cash provided by
                        financing activities                        1,500,000
                                                            ------------------


Net decrease in cash                                               (2,381,000)

Cash, beginning of period                                           3,259,000
                                                            ------------------

Cash, end of period                                                 $ 878,000
                                                            ------------------













------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements    F-5

                                                      ONE WORLD ONLINE.COM, INC.
                Notes to Condensed Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------

(1)  Interim Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of One World Online.com, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three and nine months ended March 31, 2000 and cash flows for the nine months ended March 31, 2000. The results of operations and cash flows for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

(2)  Basic and Diluted Net Loss Per Common Share

Net loss per share is based on the weighted average number of shares outstanding at March 31, 2000. Stock options are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented in which the Company incurred a net loss. The Company has common stock options outstanding at March 31, 2000 that, if exercised, would result in the issuance of an additional 4,902,000 shares of common stock.

(3)  Comparative Financial Information

The Company began operations on November 12, 1998 (date of inception), therefore, comparative financial information for the nine month period ended March 31, 1999, would be for the period from November 12, 1998 (date of inception) to March 31, 1999. This information is not presented because the 1999 financial statements would not be comparative to the 2000 financial statements due to the different time periods covered (139 days in 1999 and 275 days in 2000).










--------------------------------------------------------------------------------
                                                                             F-6

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended June 30, 1999. Wherever in this discussion the term "Company" is used, it should be understood to refer to One World Online.com, Inc. ("One World") and its wholly owned subsidiaries, One World Online Incorporated dba One World Online Marketing ("OWOL Marketing") and I Ventures, Inc. dba One World Online Technologies ("OWOL Technologies"), on a consolidated basis, except where the context clearly indicates otherwise. The Company's March 31, 2000 unaudited condensed consolidated financial statements assumes the acquisition of One World by OWOL Marketing and OWOL Technologies on November 12, 1998. Assets and liabilities of One World, OWOL Marketing and OWOL Technologies are reported at their historical book value. See Note 1 to the Company's Notes to Consolidated Financial Statements in the Company's June 30, 1999 Annual Report on Form 10-KSB.

         The Company began operations on November 12, 1998 (date of inception), therefore, comparative financial information for the nine month period ended March 31, 1999 would be for the period from November 12, 1998 to March 31, 1999. Comparative 1999 financial information for the nine months ended March 31, 2000 is not discussed below. In addition, the 1999 financial information for the nine months ended March 31, 1999 is not comparative to the financial information for the nine months ended March 31, 2000 due to the different periods covered.

Overview

         Since inception, the Company, has focused primarily on developing its main product line of e-commerce sites, building the One World Community and related software, building a high-performance, scaleable hardware infrastructure, hiring capable personnel, developing its marketing plan, developing technology and e-commerce solutions and raising capital.

Plan of Operation

         The Company proposes to be a nationwide enhanced online portal pioneering a new Internet service model that rewards its customers with what the Company believes is a first of its kind Shopping Dollar program, as described below. The Company is seeking to capture a piece of the projected $5 trillion e-commerce market by taking its full-solution Internet products and services that are currently in development to the masses by offering a one-stop source for Internet Solutions and building loyalty with its Shopping Dollar program. The Company's Internet Solutions are in the initial stages of implementation and include nationwide enhanced ISP service; a virtual online shopping community at www.oneworldonline.com; an Internet radio station, library, arcade, and more; a Web site creation and hosting service; a provider of e-commerce solutions for small and mid-sized businesses; and an Internet marketing and training resource for businesses and individuals. The Company utilizes the high performance global network of fiber, satellite and switching facilities of PSINet, Inc., the first and largest independent facilities based commercial Internet Super Carrier to provide internet connectivity services to its customers.

         The Company has instituted a concept called Shopping Dollars. When a customer purchases One World's web-related products and services, such as ISP service, web sites, hosting, Internet training, and others, their personal online shopping account is credited with Shopping Dollars. As customers watch their account balance grow and use their Shopping Dollars to purchase products from the One World Online.com Community, they are expected to become more loyal to the value offered by One World.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the private placement of its common stock and sale of convertible promissory notes. For the nine months ended March 31, 2000, the Company used net cash for operating activities of $3,619,000. As of March 31, 2000, the Company's current liabilities totaled $574,000. The Company's other liabilities were comprised of a $5,000 capital lease obligation and $1,504,000 in notes payable. The Company had working capital as of March 31, 2000 of $547,000.

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's web site, technical services, online community, training programs and ISP service. Capital requirements also depend on the amount of resources needed for its product development programs. As of May 5, 2000, the Company has committed to spend approximately $100,000 on capital expenditures for the quarter ending June 30, 2000. As of March 31, 2000, the Company had an estimated $187,030 in Shopping Dollar obligations that comprise part of the Company's reported accrued liabilities. The Company is also highly dependent on its Internet Marketing Consultants' ability to market its products and services. The Company expects to experience an increase in its capital expenditures and operating expenses consistent with the growth of its operations and staffing, and anticipates that this will continue for the foreseeable future. There can be no assurance, however, that the Company will continue to grow or that its products and services will be accepted by the market place.

         From January 2000 through April 4, 2000, the Company raised $1,519,000 through the sale of 10% Secured Convertible Promissory Notes (the "Notes"). The Notes are convertible into the Company's common stock at the conversion rate of $3.00 per share. The Notes are secured by substantially all of the assets of One World. Principal and accrued interest is due and payable in a single balloon payment on February 1, 2002. Any inability to pay off the Notes when they become due will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations and possibly resulting in the foreclosure by Note holders of substantially all of One World's assets.

         The Company believes that existing funds and anticipated revenues will be sufficient to support the Company's operations through June 2000. The Company will need to raise significant additional funding to support its operations during the next twelve months. Such additional funding will be required to fully execute its business plan which includes continuing its focus as a seller of ISP access and services, building the virtual One World Online.com Community and developing and selling web sites and related products and services. The Company has no material current contractual arrangements with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         The Company's liquidity and capital resources will also be affected by the One World Online Charitable Foundation ("OWOCF"), a charitable organization that was established under Section 509(a)(3) of the Internal Revenue code of 1986, as amended (the "Code"). OWOCF was established in May 1999 by the founders of the Company to act as the charitable, community service arm of the One World Online.com, Inc. community. OWOCF owns all of the equity ownership of One World Online Charities, LLC ("OWOC"), a Utah limited liability company, and is the sole manager of OWOC. The Company has grand-fathered OWOC as the first distributor frontline to the Company in the Company's relationship marketing organization of independent distributors. This means that OWOC will receive a monthly payment from the Company based on the sales of the distributors below OWOC in the Company's network marketing organization. In the three and nine months ended March 31, 2000, $4,116 and $10,967, respectively, was contributed by the Company to OWOC. These payments could be as much as 22% of the shared revenue paid out to the independent distributors of the Company, however, the actual percentage paid to OWOC will likely be significantly less in any given month. The Company has a perpetual right to purchase all of the membership interest owned by OWOCF in OWOC for the fair market value of this membership interest at the time the Company elects to purchase this interest. The fair market value will be determined by mutual agreement, or if agreement cannot be reached, by a panel of three arbitrators.

         In addition to the monthly payments referenced in the prior paragraph, the Company made discretionary payments to OWOCF in the amount of $43,334 and $85,000 during the three and nine months ended March 31, 2000. These discretionary payments were used by OWOCF to fund its operations and to make donations to other charities that are not affiliated with the Company or its founders, officers or directors. If the Company is not able to raise sufficient additional financing these discretionary payments to OWOCF will accelerate the date on which the Company must curtail and possibly cease operations.

     The Company may experience variations on a quarterly basis in its results of operations, in response to a) the timing of Company sponsored events, b) new product introductions, c) the adverse effect of Internet Marketing Consultants or the Company's failure, or allegations of their failure, to comply with applicable government regulations, d) the negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain Company products, e) the unexpected interruptions in services due to technological failures, f) the recruiting and retention of Internet Marketing Consultants, and g) consumer perceptions of the Company's products and operations.

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

Forward-Looking Statements

         When used in this Form 10-QSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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




                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         On January 28, 2000, the Company filed suit against Doug Burdick ("Burdick"), a former Company consultant, in the Forth Judicial District Court in Utah County, Utah. The Company alleges, among other things, that Burdick has wrongfully attempted to use intellectual property and ideas that are owned by the Company for Burdick's own personal benefit and gain. The Company was seeking $500,000 in damages relating to Burdick's alleged breach of contract, breach of duties of good faith and fair dealing, extortion, slander, disparagement, tortuous interference of contract and economic relations and injunctive relief. The Company has obtained a judgment for $32,500 plus interest and post collection attorneys' fees. The judgment provides the opportunity for the Company to submit evidence at an evidentiary hearing for purpose of obtaining punitive and compensatory damages.

Item 2. Changes in Securities.

         During the three months ending March 31, 2000, the Company granted stock options exercisable for 1,126,000 shares of the Company's common stock at exercise prices of between $2.00 and $5.375 per share. The stock option grants were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933 and/or because the stock option grants did not constitute sales under Section 5 of the Securities Act of 1933. The Company did not use an underwriter in connection with its grant of stock options.

         From January 2000 through April 4, 2000, the Company raised $1,519,000 through the sale of 10% Secured Convertible Promissory Notes. The Notes are convertible into the Company's common stock at the conversion rate of $3.00 per share. The Notes are secured by substantially all of the assets of One World. Principal and accrued interest is due and payable in a single balloon payment on February 1, 2002. The Note sales were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with the sale of the Notes.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to Vote of Securityholders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Index To Exhibits

--------------------- ----------------------------------------------------------
    EXHIBIT NO.                                           DESCRIPTION OF EXHIBIT

--------------------- ----------------------------------------------------------
2.1 Agreement and Plan of Reorganization Between the Company and OWOL Marketing (Schedules are omitted) (Incorporated by referenced to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated June 29, 1999)

--------------------- ----------------------------------------------------------
2.2 Agreement and Plan of Reorganization Between the Company and OWOL Technologies (Schedules are omitted) (Incorporated by referenced to Exhibit 2.2 of the Company's Current Report on Form 8-K, dated June 29, 1999)

--------------------- ----------------------------------------------------------
3(i).1 Articles of Incorporation of One World (Incorporated by referenced to Exhibit 3(i).1 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

--------------------- ----------------------------------------------------------
3(i).2 Articles of Amendment to Articles of Incorporation of One World (Incorporated by referenced to Exhibit 3(I).1 of the Company's Current Report on Form 8-K, dated June 29, 1999)

--------------------- ----------------------------------------------------------
3(i).3 Articles of Incorporation of OWOL Marketing (Incorporated by referenced to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

--------------------- ----------------------------------------------------------
3(i).4 Articles of Incorporation of OWOL Technologies (Incorporated by referenced to Exhibit 3(i).4 of the
                      Company's  Annual  Report on Form  10-KSB  dated  June 30,
                      1999)

--------------------- ----------------------------------------------------------
3(i).5 Articles of Amendment to the Articles of Incorporation of OWOL Technologies (Incorporated by referenced to Exhibit 3(i).5 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

--------------------- ----------------------------------------------------------
3(ii).1 Bylaws of One World (Incorporated by referenced to Exhibit 3(ii).1 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

--------------------- ----------------------------------------------------------
3(ii).2               Bylaws of OWOL  Marketing  (Incorporated  by referenced to
                      Exhibit 3(ii).2 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

--------------------- ----------------------------------------------------------
3(ii).3               Bylaws of OWOL Technologies (Incorporated by referenced to
                      Exhibit 3(ii).3 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

--------------------- ----------------------------------------------------------
10.1                  Form of Master Security Agreement

--------------------- ----------------------------------------------------------
27.1                  Financial Data Schedule
--------------------- ----------------------------------------------------------

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ONE WORLD ONLINE.COM, INC.


                                By /s/ David N. Nemelka
                                ----------------------------
Date: May 9, 2000               David N. Nemelka
                                President, Chief Executive Officer, Director



                                By     /s/ Paul D. Korth
Date: May 9, 2000               ---------------------------------------------
                                Paul D. Korth
                                Principal Financial and Chief Accounting Officer