Form 10KSB
period 2000-06-30
ONE WORLD ONLINE COM INC
filed 2000-09-27
CIK 821172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                  June 30, 2000

                             Commission file number
                                    33-16757

                           ONE WORLD ONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                                   87-0411771
(State or other jurisdiction of incorporation) (IRS employer identification no.)


    4778 North 300 West, Suite 200, Provo, Utah               84604
      (Address of principal executive offices)              (Zip code)

                  Registrant's telephone number: (801) 852-3540

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were 2,169,000.

         The aggregate market value of voting and non-voting common equity held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on September 1, 2000, was approximately $62,086,529.

         Number of shares outstanding common stock as of September 1, 2000 was 15,842,334, $.001 par value per share.

ONE WORLD ONLINE.COM, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB FOR PERIOD ENDED JUNE 30, 2000


                                     PART I

Item 1. Description of Business..............................................3
Item 2. Description of Property.............................................11
Item 3. Legal Proceedings...................................................11
Item 4. Submission of Matters to a Vote of Security Holders.................11

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters............12

Item 6. Management's Discussion and Analysis or Plan of Operation...........14
Item 7. Financial Statements ...............................................21
Item 8. Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure............................................21

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control
        Persons; Complaince with Section 16(a) of the Exchange Act..........22
Item 10. Executive Compensation.............................................24
Item 11. Security Ownership of Certain Beneficial Owners and Management.....27
Item 12. Certain Relationships and Related Transactions.....................29
Item 13. Exhibits and Reports on Form 8-K...................................30

                                     PART I

Item 1. Description of Business

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

         One World acquired Medizone Canada Ltd. in 1988 as a subsidiary corporation and changed its name from KPC Investments to Medizone Canada Limited. One World subsequently discontinued the business of its subsidiary and in recent years has been looking for a business acquisition. Effective August 4, 1998, One World changed its corporate domicile to the State of Nevada.

         On April 26, 1999, One World effectuated a 4 for 1 forward stock split of its outstanding shares. A stockholder contributed for cancellation shares of common stock in connection with the stock split resulting in One World having 9,000,000 shares outstanding immediately after the stock split.

         On June 29, 1999, One World acquired OWOL Marketing and OWOL Technologies through its acquisition of all the issued and outstanding common stock of these two companies (the "Acquisition"). As consideration for the Acquisition, One World issued to the stockholders of OWOL Marketing and OWOL Technologies an aggregate of 12,725,000 shares of the Company's common stock. In connection with the Acquisition, certain stockholders contributed 6,250,000 shares of One World's common stock for cancellation, which resulted in One World having 15,475,000 shares of common stock outstanding immediately following the Acquisition. In connection with the Acquisition, One World also changed its name to One World Online.com, Inc. and amended its Articles of Incorporation to authorize up to 1,000,000 shares of blank check preferred stock.

         In May 2000, One World created and issued 300,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock was issued in consideration for $900,000. $300,000 of the subscription price was paid in May 2000. The remaining $600,000 of the subscription price is due in May 22, 2003, together with interest at the rate of eight percent (8%) per annum. All of the Series A Convertible Preferred Stock is held by the OWOL Founders Voting Trust. The beneficiaries of the OWOL Founders Voting Trust are David N. Nemelka, President and Chief Executive Officer of One World, Kelly M. Thayer, Chairman of One World, and an entity with which David R. Nemelka and Ingrid F. Nemelka, the parents of David N. Nemelka, are affiliated and control. Except as otherwise required by applicable law, all voting rights of One World are vested in and exercised by the holders of the common stock and Series A Convertible Preferred Stock, voting as a single group, with each share of common stock being entitled to one vote and each share of the Series A Convertible Preferred Stock being entitled to 100 votes. As a result, the OWOL Founders Voting Trust effectively has voting control of One World with respect to all matters submitted to the vote of the stockholders.

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

         OWOL Technologies (a Colorado corporation) was organized in June 1996 and began business operations in November, 1998 with the acquisition of certain assets of Web Factory, a sole proprietorship. At that time OWOL Technologies began developing technology and e-commerce solutions, including ISP and e-commerce sites, as the primary technology developer for OWOL Marketing.

         The Company's principal executive offices are located at 4778 North 300 West, Suite 200, Provo, Utah, 84604. Its telephone number is (801) 852-3540.

Company Organization

         OWOL Marketing and OWOL Technologies are wholly owned subsidiaries of One World. OWOL Marketing is the distribution arm for all products and services of the Company using its relationship marketing system. OWOL Technologies provides the world wide web ("web") development technical resources, ISP, domain and hosting services and manages the growth and development of the One World Online.com Community.

Executive Summary

         One World has developed a business model that enables its community members to "spend their money twice" because of the Shopping Dollars rebates they receive for the products and services they purchase through One World. One World combines two powerful business ideas: (1) the power of the Internet and
(2) the effectiveness of relationship marketing. One World provides its customers and free-agent independent distributors called, Internet Marketing Consultants (IMC's), the opportunity to participate in the power of the Internet by seeking to build the world's most valued online community. These IMC's are empowered to share in the revenues of the Internet with the Company's unique relationship marketing model. As a full solution Internet services company, One World is seeking to take the Internet and e-commerce market to the masses by offering a one stop source for Internet solutions such as: an online based benefits package that permits customers to earn rebates from their online purchases, nationwide enhanced Internet Service Provider (ISP) access; a virtual online community complete with online shopping, educational courses, Internet radio stations, library, arcade, and much more; web site creation and hosting; electronic commerce solutions for mid-size and small businesses; and Internet marketing training for businesses and individuals.

         The challenge of online shopping is that of creating loyalty in a cyber world where customers move from one community to the next with a click of their mouse. One World is seeking to redefine the world of e-commerce through the collective power of uniting individuals with relationship marketing and rewarding them with a new concept called Shopping Dollars. When a customer purchases One World's web-related products and services, such as ISP service, web sites, hosting, Internet training, and many others, their personal online shopping account is credited with Shopping Dollars. For instance, when a customer connects to the Internet using the Company's ISP service, the Company matches the monthly charge, dollar-for-Shopping Dollar, and credits $22.00 Shopping Dollars to the customer's personal shopping account. For the Company's ISP customers, it's like receiving their ISP service for "virtually free" every month. As customers watch their account balance grow and use their Shopping Dollars to purchase products from the One World Online.com Community, they are expected to become more loyal to the value offered by One World.

Market Analysis Summary

         The Internet is a collection of connected computer systems and networks that link millions of public and private computers. The Internet and the web have experienced rapid growth over recent years. This growth is projected to continue. According to Jupiter Communications, as of September 2000, there were approximately 122 million online users in the United States. This number is expected to grow to 194 million by 2005. Explosive growth of the Internet is expected to significantly increase Internet purchases. Consumers in the United States will purchase an estimated $29 billion in goods and services online during 2000. That number is estimated to grow to a staggering $199 billion by 2005.

         The Company has focused its efforts on three primary markets: (1) individuals and businesses who are potential members of the One World Online.com Community who will be able to take advantage of the Company's

"Spend Your Money Twice" Shopping Dollar program and who desire a home on the web where they can associate with others, learn, be entertained, and purchase quality goods and services for a fair price; (2) individuals and businesses who need ISP access; and (3) small businesses seeking a complete-solution, web presence that includes a catalogue storefront, web education, advertising services, and hosting services. One World believes that its relationship marketing approach will provide the Company a significant competitive advantage in these markets.

Relationship Marketing

         In the first quarter of 1999, the Company instituted a relationship marketing program as an approach within the ISP, virtual community, and web site development industries to expand the Company's subscriber and member base. The program is designed to establish and expand a network of free agent, independent entrepreneurs called Internet Marketing Consultants ("IMCs") to sell the Company's products and services. In general, each IMC is paid a commission for selling the Company's products and services and is paid a residual commission on the purchase of products by shoppers using the IMC's Retail Access Number. The Company believes that using IMCs to sell its products and services assists the Company in lowering its cost of customer acquisition, reducing variable technical support costs by utilizing IMCs to aid in the set-up and maintenance of new customers, and reduces customer turnover as the result of the customer's loyalty to his or her IMC.

         The Company's IMC opportunity is particularly well suited for individuals who possess strong sales skills and are motivated by the prospect of supplementing their sources of income under a flexible work schedule without the drawbacks associated with some other network marketing programs such as the need to purchase significant inventory and poorly defined commission credit systems resulting in commission disputes. The amount of the commission paid to the sponsor in connection with the sale of a product or service will vary according to the level of the sponsor. As the program continues to develop and mature, the total amount of commissions paid to IMCs per each sale will increase; however, the Company believes that such total commissions nonetheless will be less than the costs for new customer acquisitions through traditional sales and marketing activities.

Products/Services Summary

         At the present time, the Company's primary products and services are focused in five major areas:

         1. The One World Online.com Community Membership and Shopping Dollars rebate program.

         2.       ePassport Benefits Package.

         3.       ISP and other related services.

         4. E-commerce and IMC eMarketing web site creation, sales and hosting.

         5.       Internet and business success training and services.

         E-commerce and IMC eMarketing web site creation, sales and hosting accounted for approximately 62% of the Company's consolidated revenues for fiscal 2000.

Detailed Descriptions of Products and Services:

         The One World Online.com Community Membership: The Company offers a community membership that is built upon the "Spend Your Money Twice" program where members can receive up to a 50 percent Shopping Dollar rebate of what they spend in the One World Shopping Emporium, which includes One World Online products and over 60 online affiliates. The affiliates include leading online retailers such as Cooking.com, DisneyStore.com, Warner Brothers.com, Sony Music Direct, Office Max and numerous other top quality online retailers. The current price for a One World Online.com Community membership is $49.95 per year. Members receive access to the full spectrum of services available in the Community, including valuable product offers, up to 8 email accounts, a personal web page and news. Currently, ePassport holders and One World Online Connect(TM) ISP customers each receive their first year's membership for free as part of their ePassport or ISP service.

         Various of the Company's products carry with them an accrual of Shopping Dollars. These products include, but are not limited to, the ePassport, ISP monthly service, e-commerce sites (both creation and monthly hosting), the IMC eMarketing Site, professional programming, and the Internet marketing training program. Shopping Dollars are redeemable in the Member Store in the One World Online.com Community for the high margin products contained in this store. The Company believes that its Shopping Dollars program will increase its sales by giving customers a greater incentive to purchase products that accrue Shopping Dollars. Because the redemption of Shopping Dollars only takes place on the One World Online.com Community, the Company believes that the redemption process will educate customers how to make online purchases from the One World Online.com Community and will help customers to feel more comfortable buying online. The Company has reserved the right to terminate this program at any time, however, termination of the program might have a material adverse affect on the Company and its relationship with its customers and independent distributors. There is no guarantee that the Company's Shopping Dollar program will be successful.

         The One World Online.com Community consists of shopping, information, education and entertainment areas. These areas are represented by a Learning Center (that includes over 400 online courses available to be purchased in six course groups for 250 Shopping Dollars as well as a library of books available at no cost), news, arcade, horoscopes, weather, email, Internet Radio Channels, a regular shopping area and a Member Store. These areas and services provide an environment where individuals can obtain and share information and ideas, and where they have input regarding new community features and goals.

         ePassport Benefits Package: On August 2, 2000 the Company launched its ePassport Benefits Package ("ePassport"). The Company believes that the ePassport is an excellent vehicle to communicate the value of the One World Online.com Community and the value of Shopping Dollars to a broad consumer market. ePassport purchasers receive the following benefits:

         o A free, one-year membership to the One World Online Community (a $49.95 value), which includes the ability to participate in the Company's "Spend Your Money Twice" Shopping Dollars program where a customer can earn up to 50 percent back in shopping dollars on online purchases;
         o Able to participate in the One World Online Wireless "Earn While you Talk" Cell Phone Plan where a customer can earn up to 25 percent of the customer's wireless charges back in Shopping Dollars on wireless service provided on the Sprint PCS(R) Network;
         o Able to purchase the ePassport Travel Club book which contains over $6,000 in savings on trips, cruises, airfare, movies, and entertainment for only 25 Shopping Dollars;
         o Eligible to win a cruise for two in drawings that are held twice per month (48 drawings per year);
         o Eligible to purchase a monthly bonus buy and participate in other online discounts and coupons totaling at least $1,500 in savings that are available only to ePassport holders;
         o ePassport holder family members are eligible to apply for a $5,000 college scholarship;
         o        A paid one-year, ten issue subscription to Success Magazine;
         o Able to purchase an online training course group of 50 to 120 courses for only 100 Shopping Dollars; and
         o Finally, consistent with other Company offers, the ePassport holder membership account is credited with 125 Shopping Dollars, the full purchase price, that can be spent in the Company's Member Store making the purchase of the ePassport "virtually free" to the customer.

         The Company sells ePassports wholesale in five-packs to its free-agent IMCs for $500. IMCs retail individual ePassports for $125 each. An IMC can sell ePassports either online from an IMC's personal eMarketing Site or directly through a person-to-person sale.

         One World Online Connect(TM) Internet Access Service (ISP): The Company provides national ISP service pursuant to its relationships with PSINet and IKANO Communications, Inc. The Company has access to over 2,300 local access numbers that cover approximately 92% of the United States population. The Company charges $21.95 per month for its unlimited, national, ISP service. The customer receives a one year membership to the One World Online.com Community (a $49.95 value). Each ISP subscriber also receives $22.00 per month in Shopping Dollars to purchase various high margin products in the Member Store in the One World Online.com Community. The

Company pays a significant portion of the revenue it receives for ISP service to its independent distributors for having brought the ISP subscriber to the Company. These payments are in the form of one-time, bonus payments and a monthly shared revenue payment. The Company believes that its ISP compensation program will significantly advance the marketing efforts of its other products, including sales of the Company's web sites, hosting, training products and general sales in the One World Online.com Community.

         E-commerce and IMC eMarketing Web Site Creation, Sales and Hosting: The Company sells a variety of web site solutions via its free-agent IMCs. The Company's premiere product is the e-commerce web site or "Full-Solution E-Commerce Web Site." Full-Solution E-Commerce Web Sites are industry specific and are the result of hundreds of hours of research and development. These web sites are offered at a fraction of their research and development cost. The term "full-solution" refers to the web site's capacity to accomplish all of a small business e-commerce and information needs. In order of development, these templates are geared for Real Estate Brokers and Companies, Small Business / Entrepreneurs, Medical / Dentist / Orthodontist, and Mortgage Broker. The Company receives significant additional revenues based on monthly hosting charges.

         The Company also sells an IMC eMarketing Web Site that helps the Company's free-agent IMCs build their One World Online business. The IMC eMarketing Web Site contains a host of marketing content (including multimedia presentations) that is updated and improved frequently to help attract, inform, and sell products to the customers of IMCs. Each site also contains automated response tools to provide aftercare for customer prospects, and an event calendar and reminder service. Each IMC eMarketing Web Site also sells retail ePassports and the One World Online Connect ISP service. Each IMC eMarketing Web Site comes with a domain selected by the IMC and is semi-customizable. The Company receives additional significant revenues based on monthly hosting charges for the IMC eMarketing Web Site.

         The Company also provides other web development services. The Company provides domain name registration services for all of its guests and members. The Company offers additional programming services for individuals that require more programming than what they have already received with the purchase of their e-commerce web sites. Customers are assigned their own personal, experienced programmer. Programming is also available for individuals that have not purchased their sites from the Company. Finally, the Company sells One World Online.com Retail Access Number (RAN) licenses, which are an identification and tracking system that is used to track all retail sales that are made by a member's customers that have entered the One World Online.com Community through that member's web site. This tracking allows the Company to disburse all retail commissions to the appropriate web site owners. RAN licenses are included with the Company's web site products or can be purchased separately by individuals that have an existing web site and have an appropriate affiliation with the Company.

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

         The Company is not seeking to compete head to head with the large Internet gateways or global mass shopping malls; nor is it focused upon advertising as the core source of revenue. The Company will seek to position its Community and products as described above in new and largely untapped areas of the Internet such as:

         1. A Community based on affinity group marketing and high-demand everyday use products with substantial discounts, savings and Shopping Dollars for the Company's members.
         2. Focused Community e-commerce solutions, i.e., Realtors, Dentists/Physicians, IMC's, where the same solution can be leveraged and replicated by any entrepreneur or specialist.
         3.       Distribution channels will be directed by the Company's IMC's
                  vs. shotgun Internet traffic driven market formulas.
         4.       Highly professional technical services usually costing up to
                  10-20 times more for large companies will be offered to smaller business owners.
         5. Ancillary services such as web hosting, domain and professional programming will add value to each product or service.

Sales Literature, Policies and Procedures

         Copies of the Company's sales literature, advertisements, policies and procedures are available either at the One World Online.com Community web site located at: http://www.owol.com or upon request from the Company.

Strategic Relationships

         The Company transformed itself into a national ISP in the Second Quarter of 1999 through an agreement entered into with PSINet. The agreement provides the Company with access to over 450 "Points of Presence" (local telephone numbers through which subscribers can access the Internet) encompassing large metropolitan service areas and broad segments of the U.S. Population. The Company believes that its agreement with PSINet has provided an effective and economical model to facilitate the Company's expansion of its subscriber base over a nationwide coverage area. The Agreement, which is scheduled to expire on April 26, 2001, requires the Company to remit monthly payments to PSINet based on a fixed dollar amount for each subscriber to the Company's national access plan on PSINet's system. The Company currently anticipates, although there can be no assurance, that it will be able to either renew its agreement with PSINet or will be able to replace PSINet with another provider on terms that are not materially less advantageous to the Company.

         In February, 2000, the Company expanded its ISP coverage by entering into an agreement with an ISP aggregator, IKANO Communications, Inc. The Company's relationship with IKANO has expanded the total number of Points of Presence available to the Company's ISP customers to over 2,300. The Company believes that its agreement with IKANO provides an economical means to expand the Company's subscriber base into areas that are not covered by PSINet's network. The Agreement, which can be terminated upon 30 days written notice, requires the Company to remit monthly payments to IKANO based on a fixed dollar amount for each subscriber to the Company's national access plan on IKANO's system. The Company currently anticipates, although there can be no assurance, that it will be able to either continue its agreement with IKANO or will be able to replace IKANO with another provider on terms that are not materially less advantageous to the Company.

         In December, 1999, the Company entered into a relationship with Netsurfer, Inc. ("Netsurfer") a leading provider of customized subscriber acquisition and management solutions for broadband and dialup Internet access providers. Netsurfer's dial-up software has helped other ISPs to successfully connect millions of subscribers to the Internet. The Company believes that its agreement with Netsurfer provides an economical means to facilitate the sign-up and connection of new ISP customers. The Agreement, which is for one year, requires the Company to remit quarterly minimum payments to Netsurfer based on a fixed dollar amount for each new subscriber. The Company currently anticipates, although there can be no assurance, that it will be able to either renew its agreement with Netsurfer or will be able to replace Netsurfer with another provider on terms that are not materially less advantageous to the Company.

Intellectual Property

         The Company believes that its success is more dependent upon its technical, marketing and customer service expertise and capabilities than its intellectual property. The Company relies on a combination of copyrights, federally filed trademarks, confidentiality arrangements and trade secret laws to protect its intellectual property. The Company's logos are service marks for which service mark applications are pending. Additional service mark applications are pending for the registration of other service marks used by the Company in its business. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other intellectual property or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

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

Government Regulation of Direct Selling and Network Marketing Activities

         Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "Pyramid," "Ponzi" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods (with recruiting being the primary focus) and/or do not involve legitimate products. Generally, these laws are directed at ensuring that product sales ultimately are made to customers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than recruitment in such organizations or other non-retail sales related criteria. Where required by law, the Company attempts to obtain approval of its network marketing system, or, where such approval is not required or available, the favorable opinion of independent counsel, as deemed necessary, as to regulatory compliance.

         In the United States, the FTC and state attorneys general regulate the network marketing system of the Company. The Company occasionally receives requests to supply information regarding its network marketing plan to certain regulatory agencies. The Company believes that its network marketing program presently is in compliance with the laws and regulations related to direct selling activities. Nevertheless, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain of its independent distributors could be found not to be in compliance with applicable laws and regulations. Failure by the Company or its distributors to comply with these laws and regulations could have a material adverse effect on the Company in a particular market or in general. Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential distributors or enter new markets.

         In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components and the FTC has instituted several enforcement actions resulting in signed settlement agreements, payments of large fines, and even cease and desist orders. Although the Company does not believe it has been the target of an FTC investigation, there can be no assurance that the FTC will not investigate the Company in the future. The Company cannot predict the nature of any future law, regulation, interpretation or application, nor can it predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on its business in the future. Any and all such requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

Charitable Entities

         One World Online Charitable Foundation, a charitable organization ("OWOCF") established under Section 509(a)(3) of the Internal Revenue code of 1986, as amended (the "Code"), was established in May of 1999 by the founders of the Company to act as the charitable, community service arm of the One World Online.com Community. OWOCF owns all of the equity ownership of One World Online Charities, LLC ("OWOC"), a Utah limited liability company, and is the sole manager of OWOC. The Company has grand-fathered OWOC as the first distributor frontline to the Company in the Company's relationship marketing organization of independent distributors. This means that OWOC will receive a monthly payment from the Company based on the sales of the distributors below OWOC in the Company's relationship marketing organization. These payments could be as much as 6% of the shared revenue paid out to the independent distributors of the Company, however, the actual percentage paid to OWOC will likely be significantly less in any given month. The Company has a perpetual right to purchase all of the membership interest owned by OWOCF in OWOC for the fair market value of this membership interest at the time the Company elects to purchase this interest. The fair market value will be determined by mutual agreement, or if agreement cannot be reached, by a panel of three arbitrators.

         Any earnings which are achieved by OWOC will be distributed to OWOCF for distribution to charitable causes and other public and private charities throughout the world. All decisions with respect to such contributions will be made by the Board of Directors of OWOCF, which currently consists of David R. Nemelka, Gregory Jackson, John Donelly, John Hewlett, Joseph M. Udall, Kelly M. Thayer, William Davidson, and Lisa Hawthorne. The sole purpose of OWOC and OWOCF is to support charitable causes worldwide. The Board of Trustees are not expected to be compensated other than possibly on a nominal basis and may receive reimbursement for expenses. Each member of the Board of Trustees could be deemed to be the beneficial owner for SEC reporting purposes of the Company's common stock owned by OWOCF.

         OWOCF owns 1,500,000 shares of common stock of the Company pursuant to a gift of 1,000,000 shares from DK Enterprises, LLC and a 500,000 share gift from David R. Nemelka.

         The One World Thru Youth Foundation ("OWTYF"), a charitable organization established under Section 509(a)(3) of the Code, owns 1,525,000 shares of the common stock of the Company. David R. Nemelka gifted 1,500,000 of these shares to OWTYF.

         The One World Online University ("OWOLU"), a charitable organization established under Section 401(c)(3) of the Code owns 500,000 shares of the common stock of the Company pursuant to a gift of these shares by David R. Nemelka.

Seasonality of Business

         The Company's business is generally not subject to significant seasonal variations. However, it is known in the industry that the summer months and December typically reflect slower sales.

Backlog

         There is no material backlog of unfilled orders of the Company's products.

Employees

         As of September 1, 2000, the Company employed approximately 76 employees, all of whom worked for the Company on a full time basis. The Company is also utilizing the services of outside contractors and consultants in connection with marketing, software and web development. The Company expects to add additional employees based on expected increases in product development, marketing and sales. The Company's employees are not represented by any labor union, and the Company believes its relations with its employees are good.

Item 2. Description of Property

         The Company is currently located in leased premises at 4778 North 300 West, Suite 200, Provo, Utah 84604, that contains approximately 7,400 square feet of office space under a three year lease commencing July 1, 1999, with an option to renew. The rent is $10,982 per month during the initial lease term. The physical condition of the property is adequate for the Company's current needs. The Company is currently negotiating for approximately an additional 4,000 square feet of office space.

Item 3. Legal Proceedings.

         There are no pending legal proceedings involving the Company, and the Company is not aware of any threatened legal proceedings to which it may be a party.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the last quarter of the fiscal year covered by this report. The Company did, however, take the following corporate actions on May 10, 2000 that were approved by the Company's Board of Directors (the "Board") and by the written consent of stockholders owning 8,214,500 of the 15,475,000 outstanding shares of the Company's common stock on that date.

                  (a) Approved form and content of employment agreements with David N. Nemelka, the President, CEO and a director of the Company and with Kelly M. Thayer, the Company's Chairman of the Board;

                  (b) Approved form and content of consulting agreement with David R. Nemelka, the father of David N. Nemelka;

                  (c) Approved of the designation of 300,000 shares of Series A Convertible Preferred Stock with substantially the same rights and preferences as described in the related Certificate of Designation; and

                  (d) Approved of the terms of the sale of the 300,000 Shares of Series A Convertible Preferred Stock to the purchasers thereof.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Share Price History

         The Company's common stock has been quoted on the NASD Over-the-Counter market since June 30, 1999 under the trading symbol "OWOL." Prior to such date, no recent active trading market existed for the Company's common stock. The following table sets forth the high and low bid information of the common stock for the periods indicated which information was obtained from IDD Information Services. It should be understood that such over the counter market quotations reflect inter-dealer prices without retail markup, markdown or commission, and the quotations may not reflect any actual market transactions in the common stock.

                  Quarter Ended                            High        Low
                  -------------                            ----        ---

                  1999
                  ----
                  June 30 (one day only)................   $6.00      $5.94
                  September 30..........................    5.50       4.88
                  December 31...........................    7.00       4.19

                  2000
                  ----
                  March 31..............................    6.06       5.00
                  June 30...............................    5.38       5.00
Dividend Policy

         To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Company's Board and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. See "Management's Discussion and Analysis or Plan of Operation." The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's operations. Holders of Record

         At September 1, 2000, there were approximately 383 holders of record of the Company's common stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books. Issuance of Securities

         During the three months ending June 30, 2000, the Company granted stock options exercisable for 566,681 shares of the Company's common stock at exercise prices of between $2.00 and $5.50 per share for periods not to exceed five years. The stock option grants were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933 and/or because the stock option grants did not constitute sales under Section 5 of the Securities Act of 1933. The Company did not use an underwriter in connection with its grant of stock options.

         On or about May 22, 2000, the Company sold 300,000 Shares of Series A Convertible Preferred Stock to an entity controlled by David N. Nemelka, President and Chief Executive Officer of the Company, an entity controlled by Kelly M. Thayer, Chairman of the Company and an entity controlled by David R. Nemelka and Ingrid F. Nemelka, the parents of David N. Nemelka. The holders of the Series A Convertible Preferred Stock then contributed the stock to the OWOL Founders Voting Trust. The Series A Preferred Stock was issued in consideration for nine hundred thousand dollars ($900,000). Three hundred thousand dollars ($300,000) of the subscription price was paid on or before May 22, 2000. The remaining six hundred thousand dollars ($600,000) of the subscription price is due on or about May 22, 2003, together with interest at the rate of eight percent (8%) per annum. Each share of Series A Convertible Preferred Stock is convertible, at the discretion of the holders, into one share of the Company's common stock. The Series A Convertible Preferred Stock sales were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with the sale of the Series A Convertible Preferred Stock.

         From May 25, 2000 through June 30, 2000, the Company sold 288,000 shares of common stock and Series A Warrants exercisable for 288,000 shares of common stock to certain accredited and sophisticated investors for consideration of $1,009,000. The Series A Warrants are exercisable at an exercise price equal to $5.50 per share for a three year period beginning on the date of grant and are subject to adjustment and redemption upon the occurrence of certain events. The sale of these securities was exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with the sale of the Series A Convertible Preferred Stock.

         On or about May 25, 2000, the Company issued warrants exercisable for 750,000 shares of the Company's common stock that are exercisable at $3.50 per share for a five-year term to a sophisticated and accredited investment banker for financial advisory services. Warrants to acquire 375,000 of these shares vested immediately and warrants to acquire the remaining shares vest upon the occurrence of certain milestones. In addition, all unexercised warrants expire on the six month anniversary of grant if said milestones are not achieved. The issuance of these warrants was exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with the sale of said warrants.

         On or about June 6, 2000, the Company issued warrants immediately exercisable for 6,334 shares of the Company's common stock that are exercisable at $3.00 per share for a five year term to a sophisticated, accredited finder in connection with a prior private placement of the Company's securities. The issuance of these warrants was exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with the sale of said warrants.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion of the financial condition and results of operations should be read in conjunction with the attached Financial Statements and the related Notes included therein. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere herein. The Acquisition was accounted as a recapitalization of One World. The Company's June 30, 2000 consolidated financial statements assumes the acquisition of One World by OWOL Marketing and OWOL Technologies on November 12, 1998. Assets and liabilities of One World, OWOL Marketing and OWOL Technologies are reported at their historical book value. See Note 1 to the Company's Notes to Consolidated Financial Statements.

Overview

         From its inception, the Company has incurred losses from operations. To date, the Company has focused primarily on developing its main product line of e-commerce sites, building the One World Community and related software, building a high-performance, scaleable hardware infrastructure, hiring capable personnel, developing its marketing plan, developing technology and e-commerce solutions and raising capital.

Financial Position

         The Company had $906,000 in cash and cash equivalents as of June 30, 2000. Working capital (deficit) as of June 30, 2000 was $(483,000).

Year Ended June 30, 2000

         During the year ended June 30, 2000, the Company had total operating revenues of $2,169,000. The cost of sales was $1,045,000 and distributor incentives was $932,000 during the same period. The Company expects that cost of sales and distributor expenses will generally fluctuate with sales. Sales were comprised primarily of revenues from e-commerce and IMC eMarketing web site creation, sales and hosting. The Company will also look to One World Online.com Community Membership and Shopping Dollars rebate program, ePassport Benefits Package, ISP and other related services and Internet and business success training and services for future sales revenues.

         Selling, general and administrative expenses were $6,695,000 for the year ended June 30, 2000. Selling, general and administrative expenses were comprised primarily of approximately (i) $3,066,000 in payroll expenses, (ii) $785,000 in estimated Shopping Dollar costs and (iii) $758,000 in marketing expense.

         Net other (loss) was $(183,000) for the year ended June 30, 2000. The net other loss is comprised primarily of interest expense incurred in connection with the issuance of convertible notes during fiscal 2000.

November 12, 1998 (Date of Inception) to June 30, 1999

         During the period ended June 30, 1999, the Company had total operating revenues of $460,000. The cost of sales was $245,000 and distributor incentives was $142,000 during the same period. Sales were comprised primarily of revenues from e-commerce web site creation, sales and hosting.

         Selling, general and administrative expenses were $1,786,000 for the period ended June 30, 1999. Selling, general and administrative expenses were comprised primarily of (i) $677,000 in payroll expenses and (ii) $286,000 in marketing expenses.

         Net other income was $44,000 for the period ended June 30, 1999. The net other income is comprised primarily of interest income relating to funds on deposit.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the private placement of its common stock and debt securities. The Company generated $2,721,000 in net proceeds from financing activities during the year ended June 30, 2000. The Company used net cash for operating activities of $4,702,000 during the year ended June 30, 2000. As of June 30, 2000, the Company's liabilities totaled $3,125,000, which included $26,000 in capital lease obligation and $1,519,000 in convertible long term debt. The Company had working capital (deficit) as of June 30, 2000 of $(483,000).

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's web site, technical services, online community, training programs and ISP service. Capital requirements also depend on the amount of resources needed for its product development programs. As of September 1, 2000, the Company had not committed to spend any material amounts on capital expenditures. As of September 1, 2000, the Company had an estimated $582,000 in Community Dollar obligations that comprise part of the Company's reported accrued liabilities. The Company is also highly dependent on its Internet Marketing Consultant's ability to market its products and services. The Company expects to experience an increase in its capital expenditures and operating expenses consistent with the growth of its operations and staffing, and anticipates that this will continue for the foreseeable future. There can be no assurance, however, that the Company will continue to grow or that its products and services will be accepted by the market place.

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

         On or about May 22, 2000, the Company sold 300,000 Shares of Series A Convertible Preferred Stock to an entity controlled by David N. Nemelka, President and Chief Executive Officer of the Company, an entity controlled by Kelly M. Thayer, Chairman of the Company and an entity controlled by David R. Nemelka and Ingrid F. Nemelka, the parents of David N. Nemelka. The holders of the Series A Convertible Preferred Stock then contributed the stock to the OWOL Founders Voting Trust. The Series A Preferred Stock was issued in consideration for nine hundred thousand dollars ($900,000). Three hundred thousand dollars ($300,000) of the subscription price was paid on or before May 22, 2000. The remaining six hundred thousand dollars ($600,000) of the subscription price is due on or about May 22, 2003, together with interest at the rate of eight percent (8%) per annum. Each share of Series A Convertible Preferred Stock is convertible, at the discretion of the holders, into one shares of the Company's common stock. The Series A Convertible Preferred Stock sales were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with the sale of the Series A Convertible Preferred Stock.

         The Company believes that existing funds and anticipated revenues will be sufficient to support the Company's operations through October 2000. The Company will need to raise approximately $4,000,000 in additional funding to support its operations during the next twelve months. Such additional funding will be required to fully execute its business plan which includes continuing its focus as a seller of ePassport Benefits Packages, selling ISP access and services, building the virtual One World Online.com Community and developing and selling web sites and related products and services. The Company has no firm commitments with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         The Company's liquidity and capital resources will also be affected by the One World Online Charitable Foundation, a charitable organization ("OWOCF") that was established under Section 509(a)(3) of the Internal Revenue code of 1986, as amended (the "Code"). OWOCF was established in May 1999 by the founders of the Company to act as the charitable, community service arm of the One World Online.com, Inc. community. OWOCF owns all of the equity ownership of One World Online Charities, LLC ("OWOC"), a Utah limited liability company, and is the sole manager of OWOC. The Company has grand-fathered OWOC as the first distributor frontline to the Company in the Company's relationship marketing organization of independent distributors. This means that OWOC will receive a monthly payment from the Company based on the sales of the distributors below OWOC in the Company's network marketing organization. These payments could be as much as 6% of the shared revenue paid out to the independent distributors of the Company, however, the actual percentage paid to OWOC will likely be significantly less in any given month. In fiscal 2000 the Company paid approximately $14,000 to OWOC. The Company has a perpetual right to purchase all of the membership interest owned by OWOCF in OWOC for the fair market value of this membership interest at the time the Company elects to purchase this interest. The fair market value will be determined by mutual agreement, or if agreement cannot be reached, by a panel of three arbitrators.

         In addition to the monthly payments referenced in the prior paragraph, the Company made discretionary payments to OWOCF in the amount of $85,000 during the year ended June 30, 2000. These discretionary payments were used by OWOCF to fund its operations and to make donations to other charities that are not affiliated with the Company or its founders, officers or directors. The Company does not anticipate making discretionary payments contributions to OWOCF during fiscal 2001.

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

Inflation

         The Company does not expect the impact of inflation on operations to be significant.

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

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth below. See "--Risk Factors." In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

Risk Factors

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

         Limited Operating History. The Company's operations were only recently begun and are subject to all risks inherent in the creation of a new business and the development of new products and services, including the absence of a history of significant operations and of proven products and services which have been produced and sold over a significant period of time. From its inception, the Company has incurred losses from operations. The Company is continuing to establish many functions which are necessary to conduct business, including without limitation, managerial and administrative structure, marketing activities, financial systems, computer systems, web development and personnel recruitment. The Company has only limited operating history and sales revenues. There can be no assurance that the Company will be able to achieve significant levels of sales or profitability.

         Need for Additional Funding. The Company believes that existing funds and anticipated revenues will be sufficient to support the Company's operations through October 2000. The Company will need to raise approximately $4,000,000 in additional funding to support its operations during the next twelve months. Such additional funding will be required to fully execute its business plan which includes continuing its focus as a seller of ISP access and services, building the virtual One World Online.com Community and developing and selling web sites and related products and services. The Company has no firm commitments with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

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

         Voting Control of the Company. In May 2000 the Company issued 100,000 shares of Series A Convertible Preferred Stock each (300,000 shares total) to an entity controlled by David N. Nemelka, President and Chief Executive Officer of the Company, an entity controlled by Kelly M. Thayer, Chairman of the Company and an entity controlled by David R. Nemelka and Ingrid F. Nemelka, the parents of David N. Nemelka. The holders of the Series A Convertible Preferred Stock then contributed the stock to the OWOL Founders Voting Trust. Except as otherwise required by applicable law, all voting rights of the Company are vested in and exercised by the holders of the common stock and Series A Convertible Preferred Stock, voting as a single group, with each share of common stock being entitled to one (1) vote and each of the Series A Convertible Preferred shares being entitled to one hundred (100) votes. As of September 1, 2000, the Series A Preferred Stock holders have the ability to cast 30,000,000 of the 45,842,334 votes entitled to vote at a meeting or other action of the stockholders. This does not take into consideration the additional shares of common stock that are directly or beneficially owned by the Series A Preferred Stock holders. As a result, the Series A Preferred Stock holders effectively have voting control of the Company with respect to all matters submitted to the vote of the stockholders. The concentration of voting control may also have the effect of impeding a non-negotiated change in control which result may or may not benefit stockholders. In addition, stockholders may be disadvantaged in the event matters are put to the stockholders for approval and the interests of the holder(s) of the Series A Preferred Stock are not similar to the interests of the stockholders generally.

         Default Risks. The Company currently has outstanding convertible notes in the principal amount of $1,519,000. These notes are secured by the assets of the Company. The Company's cash reserves are not sufficient to pay the principal and interest payments due under these notes. The Company will be looking primarily to revenue generated from its business operations to repay the principal and interest due under these notes. The Company has only a limited operating history and sales revenues. See "--Limited Operating History." As a result, no assurance can be given that the Company will have the means to pay the notes in full or at all. The failure of the Company to pay the notes will have a material adverse effect on the Company and its operations, including the possibility of requiring the Company to cease operations.

         Regulation and Legal Uncertainties. In the United States, the business conducted by the Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally and multi-level marketing. See "Business--Government Regulation of Direct Selling and Network Marketing Activities." However, changes in the regulatory environment relating to the telecommunications, Internet and media industries could have an effect on its business, which effect may be materially adverse to the interests of the Company. Additionally, legislative proposals from international, federal and state governmental bodies in the areas of content regulation, intellectual property, privacy rights and tax issues, could impose additional regulations and obligations upon all online service and content providers, which effect may be materially adverse to the interests of the Company. The Company cannot predict the likelihood that any such legislation will pass, nor the financial impact, if any, the resulting regulation may have on it.

         Moreover, the applicability to persons engaged in Internet commerce of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. Recent events relating to the use of online services for certain activities has increased public focus and could lead to increased pressure on legislatures to impose regulations on online service providers. The law relating to the liability of entities conducting business over the Internet for information carried on, or disseminated through, their systems is currently unsettled and has been the subject of several recent private lawsuits. The Company intends to provide only content which meets the highest standards in quality, creativity and ethical values. However, should similar actions be initiated against the Company, costs incurred as a result of such actions could have a material adverse effect on the business of the Company.

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

         Developing Market; New Entrants; Unproven Acceptance of the Products; Uncertain Adoption of Internet as a Medium of Commerce and Communications. The market for Internet programs and services has only recently begun to develop and is rapidly evolving. The Internet is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over the Internet and private IP networks. As is typical in the case of a new and rapidly evolving industries, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. While the Company believes that its products and services offer significant advantages for commerce over the Internet, there can be no assurance that its products for commerce over the Internet will become widely chosen for access on the Internet or that, if chosen, will hold the attention of users in order to allow it to attract users.

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

         New Product Development, Rapid Technological Change and Obsolescence; Lack of Intellectual Property Protection. Substantially all of the Company's future revenues are expected to be derived from e-commerce and related web revenues. Accordingly, broad acceptance of the Company's products and services by customers is critical to the Company's future success, as is the Company's ability to design, develop, test and support enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing new enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. The Company's current products are designed around certain standards, including current and future sales of the Company's products and Online services, which will be dependent, in part, on industry acceptance of such standards.

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

         Anti-Takeover Provisions. The Articles of Incorporation of the Company contain certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 1,000,000 shares of preferred stock with rights and preferences determined by the Board. 300,000 of these shares have been designated as Series A Convertible Preferred Stock which shares have super-voting rights. See "--Voting Control of the Company." These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their common stock.

         Securities Eligible for Public Trading. Of the 15,842,334 shares of the Company's issued and outstanding common stock, approximately 2,750,000 shares are freely tradeable or eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). A substantial number of

15,842,334 shares will become freely tradeable or eligible for resale under Rule 144 beginning in December 2000. Sales of substantial amounts of this common stock in the public market, could adversely affect the market price of the common stock. This does not take into consideration additional shares that may be issued upon exercise or conversion of outstanding stock options, warrants, convertible notes or the Series A Convertible Preferred Stock.

         No Dividends. The Company does not currently intend to pay cash dividends on its common stock and does not anticipate paying such dividends at any time in the foreseeable future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

         Limited Liability of Management. The Company's Articles of Incorporation limit the liability of its Officers and Directors and provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada General Corporation. The Company's Articles of Incorporation generally provide that its directors and officers shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors to the full extent authorized by applicable law. Such provisions substantially limit the stockholders' ability to hold directors and officers liable for breaches of fiduciary duty.

         Ability to Manage Growth. The Company intends to pursue a strategy of rapid growth. The Company plans to significantly expand its product offerings and to devote substantial resources to operations and support areas, including marketing and administrative services. There can be no assurance that the Company will obtain sufficient product offerings on favorable terms, attract qualified personnel or successfully manage such expanded operations. The failure of the Company to obtain sufficient product offerings or to properly manage growth could have a material adverse effect on the Company.

         Potential Issuance of Additional Common and Preferred Stock. The Company is authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, the Board of the Company will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board. The Company has designated and issued 300,000 of these shares as Series A Convertible Preferred Stock which shares have super-voting rights See "--Voting Control of the Company." To the extent of any additional authorizations, such designations may be made without stockholder approval. The designation and issuance of a series of preferred stock in the future would create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

         No Assurance of a Liquid Public Market for Securities. The Company's shares of common stock are eligible for quotation on the OTC Bulletin Board, but a market in the Company's stock has only recently developed. There can be no assurance that a regular and established market will be developed and maintained for the securities. There can also be no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares.

         No Control Over Market Making. Market making involves the buying and selling of securities for others or for one's own account to facilitate and attempt to profit from market activity in a particular security. Market making does not in and of itself support or restrict the price of the security. No person or broker-dealer is under any obligation to make a market in the Company's common stock and any person or broker-dealer making a market in the common stock may discontinue market making activities at any time without notice. There can be no assurance that an active trading market for the common stock will exist at any time in the future.

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

         Applicability of Low Priced Stock Risk Disclosure Requirements. The common stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Item 7. Financial Statements

         See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of September 1, 2000.

                                                                   With the
    Name                Age           Position                   Company Since
    ----                ---           --------                   -------------

One World
----------
Kelly M. Thayer         43     Chairman of the Board                  1999
David N. Nemelka (1)    36     Director, President and CEO            1999
Paul D. Korth           36     Secretary/Treasurer/Controller         1999
David Bradford (1)      49     Director                               2000
Craig Case (1)          46     Director                               2000

OWOL Marketing
--------------
Wayne Holbrook          46     Director, President                    1998
B. Ray Zoll             53     Executive Vice President and           1999
                               Corporate Counsel
David N. Nemelka        36     Director, Secretary and Treasurer      1999

OWOL Technologies
-----------------
David N. Nemelka        36     Director and President                 1996
Joseph M. Udall         34     Director, Vice President, Secretary,   1999
                               and Treasurer
Craig Davis             42     Chief Operating Officer                1999
Robert Wright           41     Chief Technical Officer                1998
---------------

(1)      Member of Audit Committee.

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

         Paul D. Korth. Mr. Korth has been with One World since 1999. He is the Secretary/Treasurer and Controller of One World. He is a CPA and has significant public and private accounting experience. From March, 1998 until May, 1999 he worked as an assistant controller at Komatsu Equipment Company where he was responsible for all areas of financial reporting. Prior to working at Komatsu, he worked in public accounting with a variety of companies, both public and private. From January 1997 until March 1998 he was a Senior Accountant at Deloitte & Touche, LLP and managed all phases of audits. From September 1994 until December 1996 he worked at Price Waterhouse LLP. Mr. Korth holds no other directorships in reporting companies. Mr. Korth received his MBA, with an accounting emphasis, from Arizona State University in May of 1994 where he was on the Dean's list, and his BS, Business Management - Finance degree from Brigham Young University in August of 1989.

         Craig Davis. Mr. Davis has been with the Company since 1999. He is the Chief Operating Officer for OWOL Technologies. He has over 12 years of executive management experience in the communications and Internet industries. He worked as Director of Support Services at Big Planet, Inc. from 1998 until joining the Company, from 1996 until 1998 he acted as Vice President of Operations at Global Communications and from 1995 to 1996 he acted as Director of Business Consultant and System Integration Groups at 2021 Software. He has also worked independently as an operations and management consultant. As a consultant, he worked with several companies on enterprise system software implementations projects in thirteen countries. He has also been a leader implementing communications systems, and methods to improve customer service. Mr. Davis holds no directorships in reporting companies.

         David Bradford. Mr. Bradford has been with One World since 2000. He is a director of the Company. He has over 20 years of operational and legal experience. Mr. Bradford's principal occupation for the past 15 years was as Senior Vice-President and General Counsel of Novell, Inc. Mr. Bradford sits on the boards of directors of I-Link, Pervasive Software, Found, Inc., and Altius. Additionally, he is on the advisory boards of 2Thanku.com, MyComputer.com and the Board of Trustees for Utah Valley State College. Mr. Bradford holds no other directorships in reporting companies. Mr. Bradford has a Juris Doctor Degree from Brigham Young University and an MBA from Pepperdine University.

         Craig Case. Mr. Case has been with One World since 2000. He is a director of the Company. He has over 20 years of technical and marketing experience. Mr. Case is currently the Senior Vice President of BizStrata. From 1999-2000 Mr. Case was the Senior Vice President of Marketing and Strategic Development at Cornerstone Nutritional Labs, in 1998 he was the Senior Vice President of Sales of New Vision International and from 1988 to 1998 he acted as Vice President of Network Marketing at Franklin Quest (now FranklinCovey). Mr. Case holds no directorships in reporting companies. Mr. Case has a Bachelors of Science in Educational Psychology and Organizational Communications from the University of Utah.

         Wayne Holbrook. Mr. Holbrook has been with the Company since 1998. He is a Director and President of OWOL Marketing and has ten years experience in marketing both in the field and as an executive in a public company. From 1996 to 1998 he served as executive vice president of Global Connections where he managed the information systems, customer service, marketing and fulfillment. While at Global Connections he helped launch the Golf Connections concept and he was instrumental in the development of the corporate Internet strategy. From 1993-1995 he was a distributor for Quorum International where he became the top producer in Europe with a sales organization of 47,000 distributors. From 1988 to 1993 he was a distributor at National Safety Associates where he built a 35,000 person organization and reached the highest level in the compensation structure within seven months. Mr. Holbrook holds no directorships in reporting companies.

         B. Ray Zoll. Mr. Zoll has been with the Company since 1999. He is an Executive Vice President and Corporate Counsel of OWOL Marketing. He has been a practicing attorney for the past twenty years focusing on litigation, real estate and business law. In 1997 he co-founded and served as Chairman of World Connections a successful web development and e-commerce company which was sold in 1999. He has also been involved in network marketing since 1989 and has built a highly profitable network of over 15,000 distributors for NuSkin International. Mr. Zoll holds no directorships in reporting companies.

         Joseph M. Udall. Mr. Udall has been with the Company since 1999 as Director, Secretary/Treasurer, and Vice President of Product Development of OWOL Technologies. He brings significant experience working with technology companies. As a practicing attorney for over six years he focused on corporate and software licensing law. From May 1998 to May 1999 he worked with Udall, Zachreson & Smith, P.L.C. specializing in general business law and software licensing. From March 1995 to April 1998 he worked at Osborn Maledon, P.A. where he was a partner representing various technology companies in the software and Internet business. Prior to Osborn Maledon he was an associate at Meyer, Hendricks, Victor, Osborn & Maledon, P.A. from September 1993 to April 1995. Mr. Udall holds no directorships in reporting companies. Mr. Udall graduated Valedictorian, summa cum laude, from the Arizona State University College of Law in 1992 and B.A. magna cum laude in Economics from Brigham Young University in 1989.

         Robert Wright. Mr. Wright has been with the Company since 1998. He is the Chief Technical Officer for OWOL Technologies and has been involved with the Internet since its inception. His background in electronic publishing and e-commerce include projects for companies such as Novell, Corel, Word Perfect, Meckler Media and other Fortune 500 companies. He was the founding Director of New Media Development for Word Perfect's publishing division and has been a featured speaker at Internet World. He also worked at Novell on the creation and development of dynamic database publishing tools. He is the inventor of the IVY Binder, an electronic publishing and content management tool. Mr. Wright worked as a consultant in his own web site and CD-Rom development company, Wright Electronic Publishing, from December 1996 to October 1998. He was the director of New Media Development at WordPerfect/Novel/Corel/Ivy International from March 1993 to December 1996. Mr. Wright holds no directorships in reporting companies.

         All directors are elected annually at the stockholders meeting.

Family Relationships

         David N. Nemelka, the CEO, Director and co-founder of One World, a Director and President of OWOL Technologies and a Director, Secretary and Treasurer of OWOL Marketing is the brother-in-law of Joseph M. Udall, the Director, Secretary/Treasurer, and Vice President of Product Development of OWOL Technologies.

Involvement in Certain Legal Proceedings

         The executive officers and directors of the Company have not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

Item 10. Executive Compensation

         The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the period ended June 30, 2000) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                                       SUMMARY COMPENSATION TABLE

                                            Annual Compensation                 Long-Term Compensation Awards
                                            -------------------                 -----------------------------
                                                                                            Securities
                                                                                Restricted  Underlying               All Other
        Name and           Fiscal                              Other Annual     Stock       Options/    LTIP       Compensation
   Principal Position      Year(1)  Salary ($)  Bonus ($)    Compensation($)    Awards ($)   SARs (#)   Payouts($)      ($)
   ------------------      -------  ----------  ---------    ---------------    ----------   --------   ----------      ---
David N. Nemelka (2)        1999        --          --              --              --          --         --           --
President, CEO & director   2000      15,483     144,000            --              --          --         --           --

Kelly M. Thayer             1999        --          --              --              --          --         --           --
Chairman of the Board       2000     144,000        --              --              --          --         --           --

Wayne Holbrook              1999      65,000(3)     --              --              --       600,000       --           --
President & director of     2000     121,000      1,000             --              --          --         --           --
OWOL Marketing

B. Ray Zoll                 1999      45,000(3)     --              --              --       550,000       --           --
Executive Vice-president    2000     109,000        --              --              --          --         --           --
& counsel of OWOL
Marketing
---------------

(1) The Company's fiscal year ends on June 30. The information reported for 1999 is for the period beginning on November 12, 1998 (date of inception).
(2) The Company has accrued, but has not paid, Mr. Nemelka these salary and bonus amounts.
(3) Mr. Holbrook joined the Company in December 1998 and Mr. Zoll joined the Company in February 1999 as a consultant and later became an employee.

Compensation of Directors

         No cash fees or other consideration were paid to employee directors of the Company by the Company for service on the Board during the year ended June 30, 2000 and no such compensation is anticipated to be paid in the current fiscal year. The Company did not have any non-executive directors during fiscal 2000. The Company has granted each non-executive Company director stock options to acquire 20,000 shares of the Company's common stock at exercise prices in excess of $5 per share that are exercisable for a five year period as compensation for services during fiscal 2001. The Company has made no other agreements regarding compensation of non-employee directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.

Employment Agreements

         Executive officers of the Company are elected by the Board on an annual basis and serve at the discretion of the Board. On or about May 22, 2000, the Company entered into employment agreements with Mr. David N. Nemelka, the Company's President and CEO, and Mr. Kelly M. Thayer, the Company's Chairman, (collectively, the "Senior Executives"). In general terms these agreements provide that (i) the Senior Executives are employed on an "at will" basis; (ii) the Senior Executives each receive a salary of $144,000 per year; (iii) Mr. Nemelka is to receive a $144,000 signing bonus in cash or stock at his discretion; (iv) the Senior Executives are each entitled to a quarterly bonus equal to (a) One and One-Half percent (1.5%) of Shared Revenue as that term is defined in the Company's IMC Compensation Plan, plus (b) Two Percent (2%) of all funds received by the Company as payment for community account membership renewal fees which bonuses, if any, shall be (y) reduced by the amount of the base salary to which the Senior Executive was entitled during the quarterly period in question and (z) payable only to the extent that during the quarterly period in question the Company has positive cash flow from operating activities both before and after the payment of the bonus; (v) the Senior Executives shall be included to the extent eligible thereunder in any and all plans pursuant to which the Company may provide general benefits for the Company's employees; (vi) the Senior Executives will be reimbursed for all reasonable and necessary out-of-pocket expenses incurred by the Senior Executive in the performance of his Company duties; (vii) the Senior Executives receive severance pay in the event of termination that is not "for cause," as set forth in the employment agreements

(including payments for life in the event of termination as a result of a disability); and (viii) that the Senior Executives are subject to various provisions restricting use of confidential information, vesting, ownership rights to certain proprietary information in the Company, and restricting competition with the Company or solicitation of Company customers or employees.

         The Company has entered into a Consulting Agreement with David R. Nemelka that is substantially similar to the employment arrangements with the Senior Executives, except that he did not receive a signing bonus on execution of the consulting agreement. Mr. David R. Nemelka has represented to the Company that it is his intention to assign the economic benefits of the consulting agreement to one or more charitable organizations.

         The Company has also entered into employment agreements with Wayne Holbrook, the president of OWOL Marketing, B. Ray Zoll, the Executive Vice President and Corporate Counsel to OWOL Marketing and Joseph M. Udall, a Vice President of OWOL Technologies (collectively, the "Executives"). In general terms these agreements provide that (i) the Executives are employed on an "at will" basis; (ii) Messrs. Holbrook, Zoll and Udall receive annual base salaries of $132,000, $120,000 and $102,000, respectively; (iii) Mr. Holbrook is entitled to a profitability bonus; (iv) the Executives will be reimbursed for all reasonable and necessary out-of-pocket expenses incurred by the Executive in the performance of his Company duties; (v) the Executives receive fifty-two weeks of severance pay in the event of termination that is not "for cause;" (vi) at his election, in lieu of his stock options, Mr. Holbrook is entitled to a Multi-Level Marketing Position in the event of resignation or involuntary termination; (vii) Messrs. Holbrook, Zoll and Udall received stock options to acquire up to 600,000, 550,000 and 250,000 shares of the Company's common stock, respectively, pursuant to a three year vesting schedule; and (viii) the Executives are subject to various provisions restricting use of confidential information, vesting, ownership rights to certain proprietary information in the Company, and restricting competition with the Company or solicitation of Company customers or employees.

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

         The Company's Articles of Incorporation limit the liability of its Officers and Directors and provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada General Corporation. The Company's Articles of Incorporation generally provide that its directors and officers shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors to the full extent authorized by applicable law.

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

Stock Options

         In June 1999, the Company adopted its Stock Option Plan (the "Plan"). The Plan allows for the Board to grant options to purchase up to 4,000,000 shares of common stock to the Company's key employees, officers, directors, consultants, and other agents and advisors. Awards under the Plan will consist of stock options (both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code of 1986, as amended). As of June 30, 2000, the Company had granted stock options under the Plan to acquire 3,173,650 shares of the Company's common stock at exercise prices of between $1 and $5.38 per share.

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

         The Plan may also contain certain change in control provisions which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, including a "group" as defined in Section 13(d), but excluding certain stockholders of the Company, that become the beneficial owners of more than 25% of the Company's outstanding shares of common stock.

         In addition to the options that may be granted under the Plan, the Board has authorized the grant of stock options to acquire 2,000,000 shares of the Company's common stock by key employees, officers, directors, consultants and other agents and advisors. As of June 30, 2000, the Company had granted non-Plan options to acquire 1,825,181 shares of Company's common stock at exercise prices of between $1 and $5.50 per shares.

Compensation Committee Interlocks and Insider Participation

         The Company does not have a Compensation Committee. Decision regarding compensation are made by the Company's Board of Directors. David N. Nemelka, the Company's President and CEO and Kelly M. Thayer, the Company's Chairman who also acts as an employee of the Company, are members of the Board of Directors who, as Board members, made compensation and compensation related decisions. No executive officers of the Company serve on the Compensation Committee (or in a like capacity) any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Common Stock

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of September 1, 2000, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of September 1, 2000, the Company had 15,842,334 shares of common stock outstanding. Ownership of the Series A Preferred Stock, which shares are held of record by a single stockholder who has voting control of the Company, is discussed separately below.

   Name and Address       Shares Beneficially   Percentage
of Beneficial Owner(1)        Owned(2)          of Total(2)         Position
----------------------        --------          -----------         --------
Kelly M. Thayer (3)           1,830,667           11.5%       Chairman of the Board

David N. Nemelka (4)          2,056,333           13.0%       President, Director and CEO

Wayne Holbrook (5)              205,000            1.3%       President & director of
                                                              OWOL Marketing
B. Ray Zoll (6)                 165,000            1.0%       Executive Vice-president &
                                                              counsel of OWOL Marketing

David Bradford (7)               20,000               *       Director

Craig Case (8)                   20,000               *       Director

Directors and Executive       4,297,000           26.8%
Officers as a group (6
persons)


Bateman Dynasty, LC (9)         840,068            5.3%
55 West 200 North
Provo, Utah 84601

OWOLCF (10)                   1,500,000           9.5%
4692 N. 300 W., Suite 114
Provo, UT 84604

OWTYF (11)                    1,525,000           9.6%
4692 N. 300 W., Suite 114
Provo, UT 84604

* Less than 1%.
---------------
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 750,000 shares. Also includes 214,000 shares that are owned by Mr. Thayer's wife, 16,667 shares of common stock owned by an affiliate of Mr. Thayer that are issuable upon conversion of an outstanding promissory note and 750,000 of the 1,500,000 shares that are owned by D.K. Enterprises, LLC, a Utah limited liability company ("DKE") which is owned one-half by Mr. Thayer and one-half by David N. Nemelka. The DKE shares are subject to an agreement whereby 750,000 shares shall be distributed to Mr. Thayer and 750,000 shares shall be distributed to David N. Nemelka on June 1, 2001, subject to them remaining as either an officer or director of the Company. Also, includes 100,000 shares owned by CNBCR L.L.C. The children of Mr. Thayer are the benficiaries of the L.L.C. Mr. Thayer is the sole manager of the LLC and is deemed to have sole voting and dispositive powers with respect to these shares. Does not include any shares for which Mr. Thayer disclaims beneficial ownership that are held by OWOC, an entity that Mr. Thayer acts as a director. See note 10 below. Does not include any Series A Preferred Stock held by the OWOL Voting Trust of which Mr. Thayer is a beneficiary.
(4) Includes 786,000 shares. Also includes 500,000 shares that are owned by Mr. Nemelka's wife, 2,000 shares that are held by an affiliate of Mr. Nemelka, 18,333 shares of common stock owned by Mr. Nemelka and an affiliate of Mr. Nemelka that are issuable upon conversion of an outstanding promissory note and 750,000 shares that are owned by DKE, as described in note 3 above. Does not include any shares for which Mr. Nemelka disclaims beneficial ownership that are held by Bateman Dynasty, LC, as described in note 9 below. Does not include any Series A Preferred Stock held by OWOL Voting Trust of which Mr. Nemelka is a beneficiary.
(5) Includes 25,000 shares and stock options exercisable for 180,000 shares of common stock. Does not include stock options to acquire 420,000 shares of common stock that first become exercisable between March 2001 through September 2002.
(6) Includes stock options exercisable for 165,000 shares of common stock. Does not include stock options to acquire385,000 shares of common stock that first become exercisable between March 2001 through September 2002.
(7)  Includes stock options exercisable for 20,000 shares of common stock.
(8)  Includes stock options exercisable for 20,000 shares of common stock.
(9) These shares are owned by Bateman Dynasty, LC, a private limited liability company owned by the Bateman Dynasty Trust, of which Brenda M. Hall is the trustee. Lynn Bateman, the father-in-law of David N. Nemelka, is the sole manager of the LLC which is deemed to have sole voting and dispositive powers with respect to these shares. The children of David N. Nemelka are the beneficiaries of the Trust. This total also includes 35,000 shares owned by Lynn Bateman and 24,412 shares owned by Brenda M. Hall.
(10) Includes 1,500,000 shares. The Board of Directors of OWOC is comprised of David R. Nemelka, Gregory Jackson, John Donelly, John Hewlett, Joseph M. Udall, Kelly M. Thayer, William Davidson and Lisa Hawthorne.
(11) Includes 1,525,000 shares. The Board of Directors of OWTYF is comprised of David R. Nemelka, Ingrid F. Nemelka, John Hewlett, Wade Mitchell and Laura Lee Sorensen.

Series A Preferred Stock

         In May 2000 the Company issued 100,000 shares of Series A Convertible Preferred Stock each (300,000 shares total) to an entity controlled by David N. Nemelka, President and Chief Executive Officer of the Company, an entity controlled by Kelly M. Thayer, Chairman of the Company and an entity controlled by David R. Nemelka and Ingrid F. Nemelka, the parents of David N. Nemelka. The holders of the Series A Convertible Preferred Stock then contributed the stock to the OWOL Founders Voting Trust which holds all outstanding Series A Preferred Stock. David R. Nemelka, Kelly M. Thayer and David N. Nemalka are the beneficiaries of the OWOL Founders Voting Trust. Except as otherwise required by applicable law, all voting rights of the Company are vested in and exercised by the holders of the common stock and Series A Convertible Preferred Stock, voting as a single group, with each share of common stock being entitled to one (1) vote and each of the Series A Convertible Preferred shares being entitled to one hundred (100) votes. As of September 1, 2000, the Series A Preferred Stock holders have the ability to cast 30,000,000 of the 45,842,334 votes entitled to vote at a meeting or other action of the stockholders. This does not take into consideration the additional shares of common stock that are directly or beneficially owned by the Series A Preferred Stock holders.

         The Company is not aware of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

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

         On October 1, 1998, the Company issued 100,000 common shares to an attorney pursuant to a Consultant Compensation Agreement No. 1. The shares were registered on Form S-8 with the Securities and Exchange Commission on October 2, 1998.

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

         In May 2000, the Company filed a Certificate of Designation with the Nevada Secretary of State creating Series A Convertible Preferred Stock and designating 300,000 shares as Series A Preferred Stock. On or about May 22, 2000, the Company issued a total of 100,000 shares of Series A Convertible Preferred Stock each (300,000 shares total) to an entity controlled by David N. Nemelka, President and Chief Executive Officer of the Company, an entity controlled by Kelly M. Thayer, Chairman of the Company and an entity controlled by David R. Nemelka and Ingrid F. Nemelka, the parents of David N. Nemelka. The Series A Preferred Stock was issued in consideration for nine hundred thousand dollars ($900,000). Three hundred thousand dollars ($300,000) of the subscription price was paid on or before May 22, 2000. The remaining six hundred thousand dollars ($600,000) of the subscription price is due on or about May 22, 2003, together with interest at the rate of eight percent (8%) per annum.

         All of the Series A Preferred Stock has been or will be contributed to the OWOL Founders Voting Trust. The beneficiaries of the OWOL Founders Voting Trust are David N. Nemelka, Kelly M. Thayer and an entity with which David R. Nemelka is affiliated and controls. Except as otherwise required by applicable law, all voting rights of the Company are vested in and exercised by the holders of the common stock and Series A Preferred Stock, voting as a single group, with each share of common stock being entitled to one (1) vote and each of the Series A Preferred shares being entitled to one hundred (100) votes. As a result, the OWOL Founders Voting Trust effectively has voting control of the Company with respect to all matters submitted to the vote of the stockholders.

         In August 2000, Mr. David N. Nemelka, President and Chief Executive Officer of the Company, acquired 36,000 shares of the Company's common stock and Series A Warrants to acquire 36,000 shares of common stock for consideration of $126,000 pursuant to the terms of a private placement offering by the Company.

Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

                  A report on Current Report on Form 8-K, filed May 31, 2000, reporting a change in control of the Company and the execution of certain employment and a consulting agreement. This Current Report was amended through the filing of a Form 8-K/A on June 14, 2000.

Exhibits

                  Listed on page 32 hereof.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ONE WORLD ONLINE.COM, INC.
                                              (Registrant)


Date: September 25, 2000                      By /s/ David N. Nemelka
                                                 -----------------------
                                              David N. Nemelka
                                              President, Chief Executive Officer
                                              and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                    Title                             Date
      ---------                    -----                             ----

/s/ David N. Nemelka      President, Chief Executive          September 25, 2000
----------------------    Officer and Director (Principal
David N. Nemelka          Executive Officer)


/s/ Kelly M. Thayer       Chairman of the Board               September 25, 2000
----------------------
Kelly M. Thayer


/s/ Paul D. Korth         Comptroller (Principal Financial    September 25, 2000
----------------------    and Accounting Officer)
Paul D. Korth


/s/ Craig Case            Director                            September 25, 2000
----------------------
Craig Case

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT

3(i).1 Articles of Incorporation of One World (Incorporated by referenced to Exhibit 3(i).1 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

3(i).2 Articles of Amendment to Articles of Incorporation of One World (Incorporated by referenced to Exhibit 3(i).1 of the Company's Current Report on Form 8-K, dated June 29, 1999)

3(i).3 Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by referenced to Exhibit 3(i) of the Company's Current Report on Form 8-K dated May 19, 2000)


3(i).4 Articles of Incorporation of OWOL Marketing (Incorporated by referenced to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

3(i).5 Articles of Incorporation of OWOL Technologies (Incorporated by referenced to Exhibit 3(i).4 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

3(i).6 Articles of Amendment to the Articles of Incorporation of OWOL Technologies (Incorporated by referenced to Exhibit 3(i).5 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

3(ii).1 Bylaws of One World (Incorporated by referenced to Exhibit 3(ii).1 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

3(ii).2 Bylaws of OWOL Marketing (Incorporated by referenced to Exhibit 3(ii).2 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

3(ii).3         Bylaws of OWOL Technologies (Incorporated by referenced to
                Exhibit 3(ii).3 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

4.1             Form of convertible Promissory Note

10.1            Form of Master Security Agreement (Incorporated by referenced to
                Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB dated September 30,2000)

10.2 Form of Subscription Agreement Used in Connection with Series A Convertible Preferred Stock Sales (Incorporated by referenced to
                Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 19, 2000)

10.3 Co-Founder Executive Employment Agreement with David N. Nemelka (Incorporated by referenced to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 19, 2000)

10.4 Co-Founder Executive Employment Agreement with Kelly M. Thayer (Incorporated by referenced to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 19, 2000)

10.5 Co-Founder Consulting Agreement with David R. Nemelka (Incorporated by referenced to Exhibit 10.4 of the Company's Current Report on Form 8-K/A dated May 19, 2000)

10.6            One World Online.com, Inc. Stock Option Plan

10.7 Form of Master Security Agreement relating to convertible promissory notes

21.1            Schedule of Subsidiaries (Incorporated by referenced to Exhibit
                21.1 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

27.1            Financial Data Schedule

                           ONE WORLD ONLINE.COM, INC.
                       Consolidated Financial Statements
                             June 30, 2000 and 1999

                                                      ONE WORLD ONLINE.COM, INC.
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                          Page

Independent Auditors' Report                                               F-2

Consolidated balance sheet                                                 F-3

Consolidated statement of operations                                       F-4

Consolidated statement of stockholders' (deficit) equity                   F-5

Consolidated statement of cash flows                                       F-6

Notes to consolidated financial statements                                 F-7


--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Stockholders of
One World Online.com, Inc.

We have audited the accompanying consolidated balance sheet of One World Online.com, Inc., as of June 30, 2000 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year ended June 30, 2000 and the period from November 12, 1998 (date of inception) to June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of One World Online.com, Inc. as of June 30, 2000 and the results of their operations and their cash flows for the year ended June 30, 2000 and the period from November 12, 1998 (date of inception) to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses since inception. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  TANNER + CO.

Salt Lake City, Utah
September 5, 2000

                                                      ONE WORLD ONLINE.COM, INC.
                                                      Consolidated Balance Sheet

                                                                   June 30, 2000
--------------------------------------------------------------------------------

              Assets

Current assets:
     Cash                                                     $        906,000
     Inventories                                                       136,000
     Prepaid expenses                                                   55,000
                                                              ----------------
                  Total current assets                               1,097,000

Property and equipment, net                                            653,000
Other assets                                                           190,000
                                                              ----------------
                  Total assets                                $      1,940,000
                                                              ================

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                         $        267,000
     Accrued liabilities                                             1,298,000
     Current portion of long-term debt                                  15,000
                                                              ----------------
                  Total current liabilities                          1,580,000
                                                              ----------------
Long-term debt                                                       1,545,000
                                                              ----------------

Commitments                                                                  -

Stockholders' deficit:
     Preferred stock, $.001 par value, 1,000,000 shares
       authorized, 300,000 shares issued and outstanding                     -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 15,764,000 shares issued and outstanding             16,000
     Additional paid-in capital                                      7,904,000
     Stock subscription receivable                                    (600,000)
     Accumulated deficit                                            (8,505,000)
                                                              ----------------
                  Total stockholders' deficit                       (1,185,000)
                                                              ----------------
                  Total liabilities and stockholders' deficit $      1,940,000
                                                              ================


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-3

                                                                                  ONE WORLD ONLINE.COM, INC.
                                                                       Consolidated Statement of Operations
-----------------------------------------------------------------------------------------------------------

                                                                                           November 12,
                                                                                               1998
                                                                          Year Ended         (Date of
                                                                           June 30,       Inception) to
                                                                             2000         June 30, 1999
                                                                      ------------------------------------
Sales                                                                 $        2,169,000  $        460,000
                                                                      ------------------------------------
Costs and expenses:
     Cost of sales                                                             1,045,000           245,000
     Selling, general and administrative expenses                              6,695,000         1,786,000
     Distributor incentives                                                      932,000           142,000
                                                                      ------------------------------------
                                                                               8,672,000         2,173,000
                                                                      ------------------------------------
                  Loss from operations                                        (6,503,000)       (1,713,000)
                                                                      ------------------------------------
Other income (expense):
     Interest income                                                              60,000            36,000
     Interest expense                                                           (299,000)                -
     Other                                                                        56,000             8,000
                                                                      ------------------------------------
                                                                                (183,000)           44,000
                                                                      ------------------------------------
                  Loss before income taxes                                    (6,686,000)       (1,669,000)

Income tax benefit                                                                     -                 -
                                                                      ------------------------------------
              Net loss                                                $       (6,686,000) $     (1,669,000)
                                                                      ====================================

Loss per common share - basic and diluted                             $             (.43) $           (.26)
                                                                      ====================================

Weighted average common shares - basic and diluted                            15,523,000         6,400,000
                                                                      ====================================

-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-4

                                                                                         ONE WORLD ONLINE.COM, INC.

                                                           Consolidated Statement of Stockholders' (Deficit) Equity

-------------------------------------------------------------------------------------------------------------------





                                        Preferred Stock        Common Stock         Additional    Stock
                                     ------------------------------------------      Paid-In   Subscription  Accumulated
                                       Shares     Amount   Shares      Amount        Capital    Receivable     Deficit      Total
                                     -----------------------------------------------------------------------------------------------
Balance at November 12, 1998
(date of inception)                          -    $    -           -  $      -    $        -    $       -  $         -  $          -

Issuance of common stock for:
  Cash                                       -         -  12,700,000    12,000     5,549,000            -            -    5,561,000
  Property and equipment                     -         -      25,000         -             -            -            -            -

Issuance of common stock options             -         -           -         -        12,000            -            -       12,000

Acquisition of Medizone (see note 1)         -         -   2,750,000     3,000        (3,000)           -            -            -

Net loss                                     -         -           -         -             -            -   (1,669,000)  (1,669,000)
                                     -----------------------------------------------------------------------------------------------
Balance at June 30, 1999                     -         -  15,475,000    15,000     5,558,000            -   (1,669,000)   3,904,000

Issuance of preferred stock for:
  Cash                                 100,000         -           -         -       300,000            -            -      300,000
  Stock subscription receivable        200,000         -           -         -       600,000     (600,000)           -            -

Issuance of common stock for:
  Cash                                       -         -     288,000     1,000     1,008,000            -            -    1,009,000
  Services                                   -         -       1,000         -         7,000            -            -        7,000

Common stock offering costs                  -         -           -         -      (101,000)           -            -     (101,000)

Issuance of common stock options             -         -           -         -       131,000            -            -      131,000

Beneficial conversion feature on:
  Preferred stock                            -         -           -         -       150,000            -     (150,000)           -
  Convertible debt                           -         -           -         -       251,000            -            -      251,000

Net loss                                     -         -           -         -             -            -   (6,686,000)  (6,686,000)
                                     -----------------------------------------------------------------------------------------------
Balance at June 30, 2000               300,000    $    -  15,764,000  $ 16,000    $7,904,000    $(600,000) $(8,505,000) $(1,185,000)
                                     ===============================================================================================

See accompanying notes to consolidated financial statements.                                                                     F-5

                                                                                ONE WORLD ONLINE.COM, INC.
                                                                      Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------

                                                                                             November 12,
                                                                                            1998 (Date of
                                                                          Year Ended        Inception) to
                                                                         June 30, 2000      June 30, 1999
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $      (6,686,000) $     (1,669,000)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                           229,000            48,000
         Common stock and common stock option
           compensation expense                                                  138,000            12,000
         Interest expense on convertible debt                                    251,000                 -
         (Increase) decrease in:
              Inventories                                                        116,000          (252,000)
              Prepaid expenses                                                   (38,000)          (17,000)
              Other assets                                                       (39,000)         (151,000)
         Increase in:
              Accounts payable                                                   155,000           112,000
              Accrued liabilities                                              1,172,000           126,000
                                                                       -----------------------------------
                  Net cash used in
                  operating activities                                        (4,702,000)       (1,791,000)
                                                                       -----------------------------------
Cash flows from investing activities -
     purchase of property and equipment                                         (372,000)         (446,000)
                                                                       -----------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                              1,519,000                 -
     Principal payments on long-term debt                                         (6,000)          (65,000)
     Issuance of preferred stock                                                 300,000                 -
     Issuance of common stock                                                    908,000         5,561,000
                                                                       -----------------------------------
                  Net cash provided by
                  financing activities                                         2,721,000         5,496,000
                                                                       -----------------------------------
Net (decrease) increase in cash                                               (2,353,000)        3,259,000

Cash, beginning of period                                                      3,259,000                 -
                                                                       -----------------------------------
Cash, end of period                                                    $         906,000  $      3,259,000
                                                                       ===================================

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-6

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements

                                                                   June 30, 2000
--------------------------------------------------------------------------------
1.   Presentation      On June 29, 1999, One World Online.com, Inc. (formerly
     and               Medizone Canada Limited) (OWO.com) purchased One World
     Organization      Online Incorporated (OWO) and I Ventures, Inc. (IVI) (the
                       Acquirees) (collectively the Company). The terms of the agreement provided that the Aquirees will be wholly-owned subsidiaries of OWO.com, and the stockholders of the Acquirees received 12,725,000 shares of OWO.com common stock.

                       The consolidated financial statements at June 30, 1999 assumes the acquisition of OWO.com by the Acquirees occurred November 12, 1998 (date of inception). Because the shares issued in the acquisition of the Acquirees represent control of the total shares of OWO.com's common stock issued and outstanding immediately following the acquisition, the Acquirees are deemed for financial reporting purposes to have acquired OWO.com in a reverse acquisition. The business combination has been accounted for as a recapitalization of OWO.com giving effect to the acquisition of 100% of the outstanding common shares of the Acquirees. The surviving entity reflects the assets and liabilities of OWO.com and the Acquirees at their historical book value. The issued common stock is that of OWO.com and the accumulated deficit and the statement of operations is that of the Acquirees from November 12, 1998 (date of inception) through June 30, 1999 and that of OWO.com from January 1, 1999 through June 30, 1999. Separate operations for OWO.com have not been presented as the amounts not related to the Acquirees are immaterial.

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

2.   Summary of        Principles of Consolidation
     Significant       The consolidated financial statements include the
     Accounting        accounts of the Company, and its consolidated
     Policies          subsidiaries. All significant intercompany balances and
                       transactions have been eliminated.

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
2.   Summary of        Concentration of Credit Risk
     Significant       The Company maintains its cash in bank deposit accounts
     Accounting        which, at times, may exceed federally insured limits. The
     Policies          Company has not experienced any losses in such accounts
     Continued         and believes it is not exposed to any significant credit
                       risk on cash and cash equivalents.

                       Cash and Cash Equivalents
                       For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                       Inventories
                       Inventories consists of finished goods and is recorded at the lower of cost or market, cost being determined on a weighted average method.

                       Property and Equipment
                       Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization on capital leases and property and equipment are determined using the straight- line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

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

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
2.   Summary of        Loss Per Share
     Significant       The computation of basic loss per common share is based
     Accounting        on the weighted average number of shares outstanding
     Policies          during the period.
     Continued
                       The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.
                       Common stock equivalents are not included in the diluted loss per share calculation when their effect is antidilutive.

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

3.   Going             The accompanying consolidated financial statements of the
     Concern           Company have been prepared on a going-concern basis,
                       which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. As shown in the statement of operations, the Company has reported recurring losses since inception.
                       This uncertainty raises substantial doubt about the ability of the Company to continue as a going concern.

                       The Company's continuation as a going concern is dependent upon its ability to generate profitable operations or secure adequate new financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year, however, there can be no assurance they will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4.   Property and      Property and equipment consists of the following:
     Equipment
                       Computer equipment                  $         642,000
                       Office furniture and fixtures                 189,000
                       Computer software                              92,000
                       Leasehold Improvements                          7,000
                                                           -----------------
                                                                     930,000

                       Less accumulated depreciation and
                       amortization                                 (277,000)
                                                           -----------------
                                                           $         653,000
                                                           =================

5.   Long-term         Long-term debt consists of the following:
     Debt
                       Notes payable to individuals and entities with interest at 10%, secured by all assets of the Company and due
                       February 2002.

                       The notes are convertible into
                       common stock anytime at $3 per
                       share                              $       1,519,000

                       Capital lease obligations
                       (see note 6)                                  41,000
                                                          -----------------
                                                                  1,560,000

                       Less current portion                         (15,000)
                                                          -----------------
                                                          $       1,545,000
                                                          =================


                       Year Ending June 30:                     Amount
                                                          -----------------
                       2001                               $          15,000
                       2002                                       1,533,000
                       2003                                          12,000
                                                          -----------------
                                                          $       1,560,000
                                                          =================

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Capital           The Company leases certain computers and equipment under
     Lease             noncancellable capital leases. The terms of the leases
     Obligations       include options to purchase the equipment at the end of
                       the leases and the leases have an imputed interest rate of 16%. The computers and equipment held under the capital leases have a cost of $10,000 and accumulated amortization of $9,613 at June 30, 2000.

                       Amortization expense for the year ended June 30, 2000 and the period November 12, 1998 (date of inception) to June 30, 1999 was $7,000 and $3,000, respectively.

                       Future minimum lease payments as of June 30, 2000 are as follows:

                       Year Ending June 30:                         Amount

                                                            ------------------

                           2001                             $           21,000
                           2002                                         17,000
                           2003                                         12,000
                                                            ------------------
                                                                        50,000

                       Less amount representing interest                (9,000)
                                                            ------------------
                       Present value of future minimum
                       lease payments                       $           41,000
                                                            ==================

7.   Income            The benefit for income taxes is different from amounts
     Taxes             which would be provided by applying the statutory federal
                       income tax rate to loss before benefit for income taxes for the following reasons:

                       Federal income tax benefit at
                       statutory rate                       $       2,273,000
                       Change in valuation allowance               (2,273,000)
                                                            -----------------
                                                            $               -
                                                            =================

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Income            Deferred tax assets (liabilities) consist of the
     Taxes             following:
     Continued
                       Net operating loss carryforward      $       2,840,000
                       Valuation allowance                         (2,840,000)
                                                            -----------------
                                                            $               -
                                                            =================

                       At June 30, 2000, the Company has net operating loss carryforwards available to offset future taxable income of approximately $8,353,000, which will begin to expire in 2019. The utilization of the net operating loss carryforwards are dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforward amounts as a result of certain changes in ownership.

8.   Operating         The Company leases certain property under non-cancelable
     Leases            operating leases. Lease expense relating to the operating
                       leases was for the year ended June 30, 2000 and period from November 12, 1998 (date of inception) to June 30,
                       1999 was $130,000 and $25,000, respectivley.

                       Future minimum lease payments at June 30, 2000 are as follows:

                       Year Ending June 30:                         Amount
                                                            ------------------
                           2001                             $          135,000
                           2002                                        135,000
                           2003                                          5,000
                                                            ------------------
                                                            $          275,000
                                                            ==================

9.   Supplemental      During the period ended June 30, 2000, the Company
     Cash Flow         acquired property and equipment in exchange for long-term
     Disclosure        debt of $32,000.

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Supplemental      Amounts paid for interest and income taxes are as
     Cash Flow         follows:
     Disclosure                                          November 12,
     Continued                                          1998 (date of
                                        Year Ended      inception) to
                                       June 30, 2000    June 30, 1999
                                       ------------------------------
                       Interest        $      48,000   $            -
                                       ==============================
                       Income taxes    $           -   $            -
                                       ==============================

10.  Related Party     The Company has an agreement with One World Online
     Transactions      Charities, LLC (OWOC), which establishes OWOC as the
                       first distributor frontline to the Company in the Company's relationship marketing organization. The agreement requires monthly payments, from the Company, based on the sales of the Company's independent distributors. Amounts paid under this agreement during the year ended June 30, 2000 and the period November 12, 1998 (date of inception) to June 30, 1999 were $14,000 and $6,000, respectively. In addition, the Company made discretionary payments to the entity during the year ended June 30, 2000 of $85,000.

11.  Stock Options     Information regarding stock options and warrants is
     and Warrants      summarized below:

                                              Number of             Option Price
                                               Options     Warrants   Per Share
                                              ----------------------------------
                       Outstanding at
                         November 12, 1998
                         (date of inception)           -           -  $    -
                         Granted               3,879,500           -   1.00-2.00
                                              ----------------------------------
                       Outstanding at
                         June 30, 1999         3,879,500           -   1.00-2.00
                          Granted              1,970,181   1,044,334   2.00-5.50
                          Forfeited             (850,850)          -   1.00-2.00
                                              ----------------------------------
                       Outstanding at
                         June 30, 2000         4,998,831   1,044,334  $1.00-5.50
                                              ==================================

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.  Stock-Based       The Company has adopted the disclosure only provisions of
     Compensation      Statement of Financial Accounting Standards No. 123 (SFAS
                       123), Accounting for Stock-Based Compensation.
                       Accordingly, no compensation cost has been recognized in
                       the financial statements for employees. Had compensation
                       cost for the Company's stock options been determined
                       based on the fair value at the grant date consistent with
                       the provisions of SFAS 123 the Company's loss and loss
                       per share would have been reduced to the pro form amounts
                       indicated below:
                                                                    November 12,
                                                                   1998 (Date of
                                                     Year Ended    Inception) to
                                                    June 30, 2000  June 30, 1999
                                                    ----------------------------
                       Net loss - as reported        $(6,686,000)   $(1,669,000)
                       Net loss - pro forma          $(6,849,000)   $(1,758,000)
                       Loss per share - as reported  $      (.43)   $      (.26)
                       Loss per share - pro forma    $      (.44)   $      (.27)
                                                     ===========================

                       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                    November 12,
                                                                   1998 (Date of
                                                     Year Ended    Inception) to
                                                    June 30, 2000  June 30, 1999
                                                    ----------------------------
                       Expected dividend yield      $      -       $          -
                       Expected stock price
                         volatility                      42%                  -
                       Risk-free interest rate            5%                 5%
                       Expected life of options      7 years        5 to 7 years
                                                     ===========================

                       The weighted average fair value of options granted during the year ended June 30, 2000 and the period from November 12, 1998 (date of inception) to June 30, 1999 was $2.27 and $.29, respectively.

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.  Stock-Based       The following table summarizes information about stock
     Compensation      options and warrants outstanding at June 30, 2000:
     Continued
                                            Outstanding                             Exercisable
                                     ------------------------------------------------------------------
                                                    Weighted
                                                     Average
                                                    Remaining    Weighted                   Weighted
                          Range of                 Contractual    Average                   Average
                          Exercise      Number        Life       Exercise      Number       Exercise
                           Prices     Outstanding    (Years)       Price     Exercisable     Price
                       --------------------------------------------------------------------------------
                       $1.00 - 2.00    3,834,431      4.3       $ 1.2          1,072,450     $1.02
                        3.00 - 5.50    2,208,734      4.1         4.61           765,634      4.45
                                                                                 =======
                       --------------------------------------------------------------------------------
                       $1.00 - 5.50    6,043,165      4.2       $ 2.4          1,838,084     $2.45
                       --------------------------------------------------------------------------------

13. Preferred          The Company has established a series of preferred stock.
    Stock              The Series A convertible preferred stock authorized
                       1,000,000 shares with a $.001 par value. The Series A preferred stock has the following rights and privileges:

                       o Each share is entitled to 100 votes per share.

                       o No dividends will be paid on the preferred stock,
                         unless declared by the Board of Directors.

                       o The Series A preferred stock ranks in parity with the
                         common stock and with all future series of preferred stock.

                       o The shares are convertible into shares of common stock
                         at the option of the holder in whole or in part at any time at the rate of conversion of one share of preferred stock for one share of common stock, subject to adjustments by the Board of Directors.

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14.  Fair Value of     The Company's financial instruments consist of cash,
     Financial         payables, and notes payable. The carrying amount of cash
     Instruments       and payables approximates fair value because of the
                       short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

15.  Commitments       In addition, the Company has consulting agreements with
                       certain individuals which, call for payments to be made based on revenues generated by those individuals.

--------------------------------------------------------------------------------
                                                                            F-16