Form 10KSB/A
period 2000-06-30
ONE WORLD ONLINE COM INC
filed 2000-10-25
CIK 821172

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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


                           Shares
   Name and Address     Beneficially   Percentage
of Beneficial Owner(1)    Owned(2)     of Total(2)     Position
----------------------    --------     -----------     --------
Kelly M. Thayer (3)       1,830,667        11.5%    Chairman of the Board
David N. Nemelka (4)      2,056,333        13.0%    President, Director and CEO
Wayne Holbrook (5)          205,000         1.3%    President & director of OWOL
                                                    Marketing
B. Ray Zoll (6)             165,000         1.0%    Executive Vice-president &
                                                    Counsel of OWOL Marketing
David Bradford (7)           20,000           *     Director
Craig Case (8)               20,000           *     Director
Directors and Executive   4,297,000        26.8%
Bateman Dynasty, LC (9)     840,068         5.3%
OWOCF (10)                1,500,000         9.5%
OWTYF (11)                1,525,000         9.6%
OWOL Marketing (12)       1,000,000         6.3%


* Less than 1%.
---------------
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 750,000 shares. Also includes 214,000 shares that are owned by Mr. Thayer's wife, 16,667 shares of common stock owned by an affiliate of Mr. Thayer that are issuable upon conversion of an outstanding promissory note and 750,000 of the 1,500,000 shares that are owned by D.K. Enterprises, LLC, a Utah limited liability company ("DKE") which is owned one-half by

     Mr. Thayer and one-half by David N. Nemelka. The DKE shares are subject to an agreement whereby 750,000 shares shall be distributed to Mr. Thayer and 750,000 shares shall be distributed to David N. Nemelka on June 1, 2001, subject to them remaining as either an officer or director of the Company. Also, includes 100,000 shares owned by CNBCR L.L.C. The children of Mr. Thayer are the beneficiaries of the L.L.C. Mr. Thayer is the sole manager of the LLC and is deemed to have sole voting and dispositive powers with respect to these shares. Does not include any shares for which Mr. Thayer disclaims beneficial ownership that are held by OWOCF, an entity that Mr. Thayer acts as a director. See note 10 below. Does not include any Series A Preferred Stock held by the OWOL Voting Trust of which Mr. Thayer is a beneficiary.
(4) Includes 786,000 shares. Also includes 500,000 shares that are owned by Mr. Nemelka's wife, 2,000 shares that are held by an affiliate of Mr. Nemelka, 18,333 shares of common stock owned by Mr. Nemelka and an affiliate of Mr. Nemelka that are issuable upon conversion of an outstanding promissory note and 750,000 shares that are owned by DKE, as described in note 3 above. Does not include any shares for which Mr. Nemelka disclaims beneficial ownership that are held by Bateman Dynasty, LC, as described in note 9 below. Does not include any Series A Preferred Stock held by OWOL Voting Trust of which Mr. Nemelka is a beneficiary.
(5) Includes 25,000 shares and stock options exercisable for 180,000 shares of common stock. Does not include stock options to acquire 420,000 shares of common stock that first become exercisable between March 2001 through September 2002.
(6) Includes stock options exercisable for 165,000 shares of common stock. Does not include stock options to acquire 385,000 shares of common stock that first become exercisable between March 2001 through September 2002.
(7)  Includes stock options exercisable for 20,000 shares of common stock.
(8)  Includes stock options exercisable for 20,000 shares of common stock.
(9) These shares are owned by Bateman Dynasty, LC, a private limited liability company owned by the Bateman Dynasty Trust, of which Brenda M. Hall is the trustee. Lynn Bateman, the father-in-law of David N. Nemelka, is the sole manager of the LLC which is deemed to have sole voting and dispositive powers with respect to these shares. The children of David N. Nemelka are the beneficiaries of the Trust. This total also includes 35,000 shares owned by Lynn Bateman and 24,412 shares owned by Brenda M. Hall.
(10) Includes 1,500,000 shares. The Board of Directors of OWOCF is comprised of David R. Nemelka, Gregory Jackson, John Donelly, John Hewlett, Joseph M. Udall, Kelly M. Thayer, William Davidson and Lisa Hawthorne.
(11) Includes 1,525,000 shares. The Board of Directors of OWTYF is comprised of David R. Nemelka, Ingrid F. Nemelka, John Hewlett, Wade Mitchell and Laura Lee Sorensen.
(12) These shares were held by One World Online Incorporated dba One World Online Marketing, ("OWOL Marketing") in a fiduciary capacity for the benefit of the shareholders of OWOL Marketing immediately prior to June 29, 1999 acquisition whereby One World Online.com, Inc. acquired OWOL Marketing and I Ventures, Inc. dba One World Online Technologies through its acquisition of all the issued and outstanding common stock of these two companies.

Series A Preferred Stock

         In May 2000 the Company issued 100,000 shares of Series A Convertible Preferred Stock each (300,000 shares total) to an entity controlled by David N. Nemelka, President and Chief Executive Officer of the Company, an entity controlled by Kelly M. Thayer, Chairman of the Company and an entity controlled by David R. Nemelka and Ingrid F. Nemelka, the parents of David N. Nemelka. The holders of the Series A Convertible Preferred Stock then contributed the stock to the OWOL Founders Voting Trust which holds all outstanding Series A Preferred Stock. David R. Nemelka, Kelly M. Thayer and David N. Nemelka are the beneficiaries of the OWOL Founders Voting Trust. Except as otherwise required by applicable law, all voting rights of the Company are vested in and exercised by the holders of the common stock and Series A Convertible Preferred Stock, voting as a single group, with each share of common stock being entitled to one (1) vote and each of the Series A Convertible Preferred shares being entitled to one hundred (100) votes. As of September 1, 2000, the Series A Preferred Stock holders have the ability to cast 30,000,000 of the 45,842,334 votes entitled to vote at a meeting or other action of the stockholders. This does not take into consideration the additional shares of common stock that are directly or beneficially owned by the Series A Preferred Stock holders.

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


                                           ONE WORLD ONLINE.COM, INC.
                                           (Registrant)

Date: October 23, 2000                     By    /s/ David N. Nemelka
                                              -----------------------
                                              David N. Nemelka
                                              President, Chief Executive Officer
                                              and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                            Date

/s/ David N. Nemelka       President, Chief Executive Officer   October 23, 2000
---------------------      and Director (Principal Executive
David N. Nemelka           Officer)


/s/ Kelly M. Thayer        Chairman of the Board                October 23, 2000
---------------------
Kelly M. Thayer


/s/ Paul D. Korth          Comptroller (Principal Financial     October 23, 2000
---------------------      and Accounting Officer)
Paul D. Korth


/s/ Craig Case             Director                             October 23, 2000
---------------------
Craig Case