Form 10QSB
period 2000-09-30
ONE WORLD ONLINE COM INC
filed 2000-11-14
CIK 821172

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

     Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X   Yes    __ No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of November 10, 2000
                  -----                      -----------------------------------
          Common Stock, $.001 par value                  16,076,334

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.




                         ONE WORLD ONLINE.COM, INC.
                         Condensed Consolidated Financial Statements (unaudited) September 30, 2000

                                                      ONE WORLD ONLINE.COM, INC.
                Index to Condensed Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------


                                                                            Page
                                                                        --------
Condensed Consolidated Balance Sheet (unaudited)                            F-2

Condensed Consolidated Statement of Operations
for the Three Months Ended September 30, 2000 and
September 30, 1999 (unaudited)                                              F-3

Condensed Consolidated Statement of Cash Flows
for the Three Months Ended September 30, 2000
and September 30, 1999 (unaudited)                                          F-4

Notes to Condensed Consolidated Financial
Statements (unaudited)                                                      F-5


                                                                                            ONE WORLD ONLINE.COM, INC.
                                                                      Condensed Consolidated Balance Sheet (unaudited)



----------------------------------------------------------------------------------------------------------------------

              Assets
                                                                      September 30, 2000                 June 30, 2000
                                                                      ------------------                 -------------

Current assets:
         Cash                                                            $      738,000                  $    906,000
         Accounts receivable                                                    149,000                             -
         Inventory, net                                                         246,000                       136,000
         Other current assets                                                    74,000                        55,000
                                                                        ---------------                  -------------

                           Total current assets                               1,207,000                     1,097,000

         Equipment, net                                                         635,000                       653,000
         Other assets                                                           161,000                       190,000
                                                                         --------------                  -------------

                            Total assets                                 $    2,003,000                   $ 1,940,000
                                                                         --------------                  -------------


----------------------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable                                                $      408,000                  $    267,000
         Accrued liabilities                                                  1,661,000                     1,298,000
         Related party notes payable                                             50,000                             -
         Current portion of capital lease obligation                             16,000                        15,000
                                                                         --------------                  -------------

                           Total current liabilities                          2,135,000                     1,580,000

         Long-term debt                                                       1,519,000                     1,545,000
         Interest payable                                                        86,000                             -
         Capital lease obligation                                                22,000                             -
                                                                         --------------                  -------------

                            Total liabilities                                 3,762,000                     3,125,000

Stockholders' deficit
         Common stock                                                            16,000                        16,000
         Preferred stock                                                             -                             -
         Additional paid in capital                                           9,040,000                     7,904,000
         Stock subscription receivable                                         (600,000)                     (600,000)
         Accumulated deficit                                                (10,215,000)                   (8,505,000)
                                                                         --------------                  -------------

                            Total stockholders' deficit                      (1,759,000)                   (1,185,000)
                                                                         --------------                  -------------

                            Total liabilities and stockholders' deficit  $    2,003,000                  $  1,940,000
                                                                          -------------                  -------------


----------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                                             F-2




                                                                                            ONE WORLD ONLINE.COM, INC.
                                                            Condensed Consolidated Statement of Operations (unaudited)



----------------------------------------------------------------------------------------------------------------------

                                                                         For The Three                 For The Three
                                                                          Months Ended                  Months Ended
                                                                     September 30, 2000               September 30, 1999
                                                                     -------------------              ------------------



Revenue                                                                   $   1,458,000                  $     318,000

Cost of sales                                                                   306,000                        402,000
                                                                         --------------                  -------------

                                       Gross margin                           1,152,000                        (84,000)

Distributor incentives                                                          599,000                        117,000
Selling, general and administrative expenses                                  2,231,000                      1,159,000
Interest Expense/(Income)                                                        35,000                        (42,000)
Other Expense/(Income)                                                           (3,000)                             -
                                                                         ---------------                 -------------

                                        Loss before income taxes             (1,710,000)                    (1,318,000)
                                                                         --------------                  -------------

Income tax benefit                                                                    -                              -

                                       Net Loss                          $   (1,710,000)                 $  (1,318,000)
                                                                         --------------                  -------------

Loss per share - basic and diluted                                                (0.11)                         (0.09)
                                                                         --------------                  -------------

Weighted average shares -  basic and diluted                                 15,794,000                     15,475,000
                                                                         --------------                  -------------


----------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                                             F-3



                                                                                            ONE WORLD ONLINE.COM, INC.
                                                            Condensed Consolidated Statement of Cash Flows (unaudited)



----------------------------------------------------------------------------------------------------------------------

                                                                          For The Three                For The Three
                                                                          Months Ended                  Months Ended
                                                                       September 30, 2000            September 30, 1999
                                                                       ------------------            ------------------

Cash flows from operating activities:

        Net loss                                                       $     (1,710,000)                 $  (1,318,000)
        Adjustments to reconcile net loss to
          net cash used in operating activities:
             Depreciation                                                        75,000                         54,000
             Common stock option compensation expense                            44,000                              -
             Change in:
                  Accounts receivable                                          (149,000)                        (1,000)
                  Inventory                                                    (110,000)                        15,000
                  Other current assets                                          (19,000)                        10,000
                  Other assets                                                   29,000                              -
                  Accounts payable                                              141,000                        (44,000)
                  Accrued liabilities                                           286,000                         28,000
                  Interest Payable                                               86,000                              -
                                                                         --------------                  -------------

                               Net cash used in
                               operating activities                          (1,327,000)                    (1,256,000)
                                                                         --------------                  -------------

Cash flow from investing activities:

        Purchase of equipment                                                   (57,000)                      (222,000)
                                                                         --------------                  -------------

Cash flow from financing activities:

        Issuance of common stock                                              1,092,000                              -
        Proceeds on related party notes payable                                  50,000                              -
        Proceeds from related party on over subscription of common stock         77,000                              -
        Principal payments on capital lease obligation                           (3,000)                        (1,000)
                                                                         --------------                  -------------

                               Net cash provided/(used) by
                               financing activities                           1,216,000                         (1,000)
                                                                         --------------                  -------------

Net decrease in cash                                                           (168,000)                    (1,479,000)

Cash, beginning of period                                                       906,000                      3,259,000
                                                                         --------------                  -------------

Cash, end of period                                                      $      738,000                  $   1,780,000
                                                                         --------------                  -------------








----------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                                             F-4


                                                      ONE WORLD ONLINE.COM, INC.

                Notes to Condensed Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------

(1)  Interim Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of One World Online.com, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three months ended September 30, 2000. The results of operations and cash flows for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 2000 Annual report on Form 10-KSB. The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its June 30, 2000 Annual report on Form 10-KSB.

(2)  Basic and Diluted Net Loss Per Common Share

Net loss per share is based on the weighted average number of shares outstanding at September 30, 2000. Stock options are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented in which the Company incurred a net loss. The Company has common stock options outstanding at September 30, 2000 that, if exercised, would result in the issuance of an additional 4,776,706 shares of common stock.

(3)  Comparative Financial Information

The Company began operations on November 12, 1998 (date of inception), therefore, comparative financial information for the three month period ended September 30, 1998 is not included.




________________________________________________________________________________

                   ONE WORLD ONLINE.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended June 30, 2000. Wherever in this discussion the term "Company" is used, it should be understood to refer to One World Online.com, Inc. ("One World") and its wholly owned subsidiaries, One World Online Incorporated dba One World Online Marketing ("OWOL Marketing") and I Ventures, Inc. dba One World Online Technologies ("OWOL Technologies"), on a consolidated basis, except where the context clearly indicates otherwise. The Company's September 30, 2000 unaudited condensed consolidated financial statements assumes the acquisition of One World by OWOL Marketing and OWOL Technologies on November 12, 1998 (date of inception). Assets and liabilities of One World, OWOL Marketing and OWOL Technologies are reported at their historical book value. See Note 1 to the Company's Notes to Consolidated Financial Statements in the Company's June 30, 2000 Annual Report on Form 10-KSB/A.

Overview

       From its inception, the Company has incurred losses from operations. As of September 30, 2000, the Company had cumulative net losses applicable to common shares totaling $10,215,000. To date, the Company has focused primarily on developing its main product line of e-commerce sites, building the One World Community and related software, building a high-performance, scaleable hardware infrastructure, hiring capable personnel, developing its marketing plan, developing technology and e-commerce solutions and raising capital.

Financial Position

       The Company had $738,000 in cash and cash equivalents as of September 30, 2000. This represents a decrease of $168,000 from June 30, 2000. Working capital (deficit) as of September 30, 2000, decreased to ($928,000) as compared to ($483,000) at June 30, 2000. These decreases were largely due to ongoing selling, general and administrative costs and other expenses without sufficient revenues to cover such expenses. The Company also received $1,092,000 in proceeds from the issuance of common stock during the three months ended September 30, 2000.

Three Months Ended September 30, 2000 and 1999

       During the three months ended September 30, 2000, the Company had total operating revenues of $1,458,000, with a cost of sales of $306,000 and distributor incentives of $599,000. This is compared to operating revenues from the comparable period from the prior year of $318,000, with a cost of sales of $402,000 and distributor incentives of $117,000. Cost of sales during the three months ended September 30, 1999 included certain direct labor costs resulting in the cost of sale as a percentage of revenues being higher than for the current period and as anticipated in future periods. The Company expects that in the future cost of sales and distributor expenses will generally fluctuate with sales. Sales for the three months ended September 30, 2000 were comprised primarily of revenues from e-commerce, IMC eMarketing web site creation, sales and hosting and the ePassport Benefits Package. Sales for the three months ended September 30, 1999 were comprised primarily of revenues from web site creation, sales and hosting. The Company will look to the One World Online.com Community Membership and Shopping Dollars rebate program, ISP and other related services, product sales and Internet and business success training and services for future sales revenues.

       Approximately $100,000 of the Company's revenues for the three months ended September 30, 2000 were generated from promotional and marketing fees from Success Magazine, with which David N. Nemelka and Kelly M. Thayer, the Company's President and Chairman, respectively, are affiliated. The Company also accrued $63,000 in advertising fees to Success Magazine for Company advertising in the magazine.

       Selling, general and administrative ("SG&A") expenses were $2,231,000 for the three months ended September 30, 2000, compared with $1,159,000 for the comparable period from the prior year. The increase resulted mainly from increases in (i) Shopping Dollar expense and (ii) payroll costs.

       Net interest expense (income) was $35,000 for the three months ended September 30, 2000, compared with ($42,000) for the comparable period from the prior year. The net interest expense for the three months ended September 30, 2000 relates primarily to interest expense on outstanding debt obligations. The net interest income for the three months ended September 30, 1999 relates primarily to interest earned on cash balances.

Liquidity and Capital Resources

       Since inception, the Company has financed its operations primarily through the private placement of its common stock and debt securities. The Company generated $1,216,000 in net proceeds from financing activities during the three months ended September 30, 2000. The Company used net cash for operating activities of $1,327,000 during the three months ended September 30, 2000. As of September 30, 2000, the Company's liabilities totaled $3,762,000, which included $38,000 in capital lease obligation and $1,519,000 in convertible long term debt. The Company had working capital (deficit) as of September 30, 2000 of ($928,000). The Company has approximately $259,000 in accrued liabilities relating to the accrued but unpaid salaries which primarily relates to amounts owed to David N. Nemelka, the Company's President, and Kelly M. Thayer, the Company's Chairman.

       The Company's capital requirements depend on numerous factors, including market acceptance of the Company's web site, technical services, online community, training programs, ISP service and product sales. Capital requirements also depend on the amount of resources needed for its product development programs. As of November 10, 2000, the Company had not committed to spend any material amounts on capital expenditures. As of September 30, 2000, the Company had an estimated $863,026 in Shopping Dollar obligations that comprise part of the Company's reported accrued liabilities. The Company is also highly dependent on its Internet Marketing Consultants' ability to market its products and services. The Company expects to experience an increase in its capital expenditures and operating expenses consistent with the growth of its operations and staffing, and anticipates that this will continue for the foreseeable future. There can be no assurance, however, that the Company will continue to grow or that its products and services will be accepted by the market place.

       From January 2000 through April 4, 2000, the Company raised $1,519,000 through the sale of 10% Secured Convertible Promissory Notes (the "Notes"). As of September 30, 2000, there was $86,000 in accrued interest related to the Notes. The Notes are convertible into the Company's common stock at the conversion rate of $3.00 per share. The Notes are secured by substantially all of the assets of One World. Principal and accrued interest is due and payable in a single balloon payment on February 1, 2002. Any inability to pay off the Notes when they become due will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations and possibly resulting in the foreclosure by Note holders of substantially all of One World's assets.

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

       Except as otherwise required by applicable law, all voting rights of the Company are vested in and exercised by the holders of the common stock and Series A Convertible Preferred Stock, voting as a single group, with each share of common stock being entitled to one (1) vote and each of the Series A Convertible Preferred shares being entitled to one hundred (100) votes. As of November 10, 2000, the Series A Preferred Stock holders have the ability to cast 30,000,000 of the 46,076,334 votes entitled to vote at a meeting or other action of the stockholders. This does not take into consideration the additional shares of common stock that are directly or beneficially owned by the Series A

Preferred Stock holders. As a result, the Series A Preferred Stock holders effectively have voting control of the Company with respect to all matters submitted to the vote of the stockholders.

       In October 2000, the Company entered into a Revolving Loan and Security Agreement with Tradeco Corp., a Utah corporation. Tradeco Corp. is an affiliate of David N. Nemelka, the President of the Company. Under the terms of the agreement Tradeco Corp. agreed to make periodic loans to the Company Borrower in an aggregate principal amount at any one time outstanding not to exceed $2,000,000 for a twelve month period. Tradeco Corp. obligation to lend funds is limited by certain conditions set forth in the Revolving Loan and Security Agreement. All amounts lent are evidenced by convertible promissory notes that bear interest at the rate of percent (10%) per annum until the convertible note is paid in full or converted ("Revolving Loan Notes"). Principal and accrued interest is due and payable in a single balloon payment on January 15, 2002. The Revolving Loan Notes are not subject to any sinking fund. As additional consideration, Revolving Loan Note holder is entitled to warrants to acquire one share of the Company's common stock for every two ($2) in funds (excluding interest) lent to the Company under the Revolving Loan and Security Agreement. Said warrants are exercisable at $5.50 per share for a period ending on the five year anniversary of the date of grant.

       The Revolving Loan Note holders have the right, at any time prior to the maturity date, to convert the principal and accrued interest of the Revolving Loan Notes into common stock of the Company, at the lesser of (i) $3.50 per share or (ii) the average of the average closing bid price of the Company's common shares quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the ten trading days preceding the conversion date, subject to a minimum conversion price of one dollar ($1). The Revolving Loan Note holder has a security interest in the same collateral as the Note holders, which security interest is subject to the security interest of the Note holders. Any inability to pay off the Revolving Loan Notes when they become due will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations and possibly resulting in the foreclosure by Revolving Loan Note holders of substantially all of One World's assets.

       The Company believes that existing funds, funds available under the Revolving Loan and anticipated revenues will be sufficient to support the Company's operations through March 2001. The Company will need to raise approximately $2,000,000 in additional funding to support its operations during the next twelve months. Such additional funding will be required to fully execute its business plan which includes continuing its focus as a seller of ePassport Benefits Packages, selling ISP access and services, building the virtual One World Online.com Community, consumer products and developing and selling web sites and related products and services. The Company has no firm commitments with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

       The One World Online Charitable Foundation is a charitable organization ("OWOCF") that was established under Section 509(a)(3) of the Internal Revenue code of 1986, as amended (the "Code"). OWOCF was established in May 1999 by the founders of the Company to act as the charitable, community service arm of the One World Online.com, Inc. community. OWOCF owns all of the equity ownership of One World Online Charities, LLC ("OWOC"), a Utah limited liability company, and is the sole manager of OWOC. The Company has grand-fathered OWOC as the first distributor frontline to the Company in the Company's relationship marketing organization of independent distributors. This means that OWOC will receive a monthly payment from the Company based on the sales of the distributors below OWOC in the Company's network marketing organization. These payments could be as much as 6% of the shared revenue paid out to the independent distributors of the Company, however, the actual percentage paid to OWOC will likely be significantly less in any given month. The Company paid approximately $3,000 to OWOC during the three months ended September 30, 2000. The Company has a perpetual right to purchase all of the membership interest owned by OWOCF in OWOC for the fair market value of this membership interest at the time the Company elects to purchase this interest. The fair market value will be determined by mutual agreement, or if agreement cannot be reached, by a panel of three arbitrators.

       In addition to the monthly payments referenced in the prior paragraph, the Company has made discretionary payments to OWOCF in the past. No such discretionary payments were made in the three months ended September 30, 2000 and the Company does not anticipate making discretionary payments to OWOCF during fiscal 2001.

       The Company has granted stock options and issued warrants for approximately 6,133,000 shares of common stock at exercise prices ranging between $1.00 and $5.50 per share. There can be no assurance that any of the stock options or warrants will be exercised.

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

Projections

       The Company's proforma projections for the fiscal year ending June 30, 2001, are approximately $17.13 million in revenues with gross profit of approximately $14.02 million, operating loss of approximately $2.42 million and a net loss of approximately $2.58 million. For the fiscal year ending June 30, 2002, the Company's proforma projections are for approximately $85.79 million in sales with gross profits of approximately $71.53 million, operating profits of approximately $18.44 million and a net profit of approximately $10.97 million. Based on these projections, One World Online could be profitable by June of 2001. The Company has member registrations that have surpassed 49,000. Continued growth in member registration is a key factor in the Company achieving proforma projections.

       The financial projections contains forward-looking statements. The financial forecasts have been prepared by management of the Company and represent its estimate of possible results of the Company's operations and a prediction of future events based upon the assumptions of management which may or may not occur and should not be relied upon to indicate the actual results that will be attained. The Company believes that management's assumptions provide a reasonable basis for the projections, but some assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of the financial projections. In addition, the forward-looking statements involve risks and uncertainties. See "--Forward-Looking Statements." Accordingly, the actual results achieved during the forecasted periods may vary substantially from the financial projections, and the variations may be material.

       These projections are based on the Company's current goals for growth. No investor or potential investor should rely on said projections in any way in making an investment decision.

Forward-Looking Statements

       When used in this Form 10-Q in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

       The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to regulation and legal uncertainties, reliance on key personnel, uncertainties regarding Company's ability to develop a market, possible lack of acceptance of the Company's products, uncertainties in connection with the use of the Internet as a medium of commerce and communications, the highly competitive nature of the Company's industry, rapid technological changes, the need for significant additional capital and dependence on retail sales representatives. Please refer to the "Management's Discussion and Analysis or Plan of Operation" and specifically the discussion under "Risk Factors" that is found in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, for more details. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

       Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.




                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         No change.

Item 2. Changes in Securities.

       During the three months ending September 30, 2000, the Company granted stock options exercisable for 690,000 shares of the Company's common stock at exercise prices of between $5.00 and $5.28 per share for periods not to exceed seven years. The stock option grants were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933 and/or because the stock option grants did not constitute sales under Section 5 of the Securities Act of 1933. The Company did not use an underwriter in connection with its grant of stock options.

       From July 1, 2000 through September 30, 2000, the Company sold 312,000 shares of common stock and Series A Warrants exercisable for 312,000 shares of common stock to certain accredited and sophisticated investors for consideration of $1,092,000. The Series A Warrants are exercisable at an exercise price equal to $5.50 per share for a three year period beginning on the date of grant and are subject to adjustment and redemption upon the occurrence of certain events. The sale of these securities was exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with the sale of the Series A Convertible Preferred Stock.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to Vote of Security Holders.

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

3(ii).2                 Bylaws of OWOL Marketing (Incorporated by referenced to
                        Exhibit 3(ii).2 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

3(ii).3 Bylaws of OWOL Technologies (Incorporated by referenced to Exhibit 3(ii).3 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

4.1 Form of convertible Promissory Note (Incorporated by referenced to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB dated June 30, 2000)

10.1 Form of Master Security Agreemen (Incorporated by referenced to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB dated September 30,2000)

10.2 Form of Subscription Agreement Used in Connection with Series A Convertible Preferred Stock Sales (Incorporated by referenced to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 19, 2000)

10.3                    Co-Founder Executive Employment Agreement with David N.
                        Nemelka (Incorporated by referenced to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 19,
                        2000)

10.4                    Co-Founder Executive Employment Agreement with Kelly M.
                        Thayer (Incorporated by referenced to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 19,
                        2000)

10.5 Co-Founder Consulting Agreement with David R. Nemelka (Incorporated by referenced to Exhibit 10.4 of the Company's Current Report on Form 8-K/A dated May 19,
                        2000)

10.6 One World Online.com, Inc. Stock Option Plan (Incorporated by referenced to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB dated June 30,
                        2000)


10.7                    Revolving Loan Agreement (Incorporated by referenced to
                        Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 30, 2000)

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

                                 ONE WORLD ONLINE.COM, INC.


                                By     /s/ David N. Nemelka
                                ---------------------------------------------
Date: November 13, 2000         David N. Nemelka
                                President, Chief Executive Officer, Director




Date: November 13, 2000         By     /s/ Paul D. Korth
                                ---------------------------------------------
                                Paul D. Korth
                                Principal Financial and Chief Accounting Officer