Form 10-Q
period 2000-12-31
ONE WORLD ONLINE COM INC
filed 2001-02-14
CIK 821172

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2000

                         Commission File Number 0-31771

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

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding as of February 9, 2001
             -----                      ----------------------------------
 Common Stock, $.001 par value                      16,076,334

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           ONE WORLD ONLINE.COM, INC.
        Index to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

                                                                          Page
                                                                       ---------
Condensed Consolidated Balance Sheet                                       F-2

Condensed Consolidated Statement of Operations for the Three
Months Ended December 31, 2000 and December 31, 1999 (unaudited)           F-3

Condensed Consolidated Statement of Operations for the Six Months
Ended December 31, 2000 and December 31, 1999 (unaudited)                  F-4

Condensed Consolidated Statement of Cash Flows for the Six Months
Ended December 31, 2000 and December 31, 1999 (unaudited)                  F-5

Notes to Condensed Consolidated Financial Statements (unaudited)      F-6, F-7

                           ONE WORLD ONLINE.COM, INC.
                      Condensed Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------

            Assets                                                                 Unaudited                  Audited
                                                                                 December 31, 2000         June 30, 2000
                                                                             ----------------------     ---------------------
Current assets:
        Cash                                                                             $ 149,000                 $ 906,000
        Accounts receivable                                                                148,000                         -
        Inventory, net                                                                     293,000                   136,000
        Other current assets                                                                48,000                    55,000
                                                                             ----------------------     ---------------------
                       Total current assets                                                638,000                 1,097,000

        Equipment, net                                                                     574,000                   653,000
        Notes receivable                                                                     5,000                         -
        Other assets                                                                       161,000                   190,000
                                                                             ----------------------     ---------------------
                        Total assets                                                   $ 1,378,000               $ 1,940,000
                                                                             ----------------------     ---------------------


-----------------------------------------------------------------------------------------------------------------------------
            Liabilities and Stockholders' Deficit

Current liabilities:
        Accounts payable                                                                 $ 424,000                 $ 267,000
        Accrued liabilities                                                              1,512,000                 1,250,000
        Current portion of capital lease obligation                                         17,000                    15,000
                                                                             ----------------------     ---------------------
                       Total current liabilities                                         1,953,000                 1,532,000

        Convertible long-term debt                                                       1,650,000                 1,545,000
        Interest payable                                                                   135,000                    48,000
        Capital lease obligation                                                            17,000                         -
                                                                             ----------------------     ---------------------
                        Total liabilities                                                3,755,000                 3,125,000

Stockholders' deficit
        Common stock                                                                        16,000                    16,000
        Preferred stock                                                                          -                         -
        Additional paid in capital                                                      10,221,000                 7,904,000
        Stock subscription receivable                                                     (600,000)                 (600,000)
        Accumulated deficit                                                            (12,014,000)               (8,505,000)
                                                                             ----------------------     ---------------------
                        Total stockholders' deficit                                     (2,377,000)               (1,185,000)
                                                                             ----------------------     ---------------------
                        Total liabilities and stockholders' deficit                    $ 1,378,000               $ 1,940,000
                                                                             ----------------------     ---------------------

-----------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                                                   F-2

                           ONE WORLD ONLINE.COM, INC.
           Condensed Consolidated Statement of Operations (unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                            For The Three                For The Three
                                                                            Months Ended                 Months Ended
                                                                          December 31, 2000            December 31, 1999
                                                                       ------------------------     ------------------------
Revenue                                                                            $ 1,213,000                    $ 367,000

Cost of sales                                                                          366,000                      234,000
                                                                       ------------------------     ------------------------
                                     Gross margin                                      847,000                      133,000

Distributor incentives                                                                 385,000                      105,000
Selling, general and administrative expenses                                         2,115,000                    1,384,000
Interest Expense/(Income)                                                              148,000                      (14,000)
Other Expense/(Income)                                                                  (2,000)                           -
                                                                       ------------------------     ------------------------
                                      Loss before income taxes                      (1,799,000)                  (1,342,000)
                                                                       ------------------------     ------------------------

Income tax benefit                                                                           -                            -

                                     Net Loss                                     $ (1,799,000)                $ (1,342,000)
                                                                       ------------------------     ------------------------

Loss per share - basic and diluted                                                       (0.11)                       (0.09)
                                                                       ------------------------     ------------------------

Weighted average shares -  basic and diluted                                        16,076,000                   15,475,000
                                                                       ------------------------     ------------------------


----------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                                                  F-3

                           ONE WORLD ONLINE.COM, INC.
           Condensed Consolidated Statement of Operations (unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                               For The Six                For The Six
                                                                              Months Ended                Months Ended
                                                                          December 31, 2000            December 31, 1999
                                                                          ----------------------     -----------------------
Revenue                                                                             $ 2,671,000                   $ 685,000

Cost of sales                                                                           672,000                     524,000
                                                                          ----------------------     -----------------------
                                       Gross margin                                   1,999,000                     161,000

Distributor incentives                                                                  984,000                     222,000
Selling, general and administrative expenses                                          4,347,000                   2,655,000
Interest Expense/(Income)                                                               183,000                     (41,000)
Other Expense/(Income)                                                                   (6,000)                    (15,000)
                                                                          ----------------------     -----------------------
                                        Loss before income taxes                     (3,509,000)                 (2,660,000)
                                                                          ----------------------     -----------------------

Income tax benefit                                                                            -                           -

                                       Net Loss                                    $ (3,509,000)               $ (2,660,000)
                                                                          ----------------------     -----------------------

Loss per share - basic and diluted                                                        (0.22)                      (0.17)
                                                                          ----------------------     -----------------------

Weighted average shares -  basic and diluted                                         15,936,000                  15,475,000
                                                                          ----------------------     -----------------------

----------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                                                  F-4

                           ONE WORLD ONLINE.COM, INC.
           Condensed Consolidated Statement of Cash Flows (unaudited)
------------------------------------------------------------------------------------------------------------------------------

                                                                                  For The Six                For The Six
                                                                                 Months Ended               Months Ended
                                                                               December 31, 2000          December 31, 1999
                                                                             ----------------------     ----------------------
Cash flows from operating activities:
        Net loss                                                                      $ (3,509,000)              $ (2,660,000)
        Adjustments to reconcile net loss to
           net cash used in operating activities:
              Depreciation                                                                 152,000                    110,000
              Common stock option compensation expense                                     355,000                          -
              Interest Expense for warrants granted with debt                              101,000                          -
              Change in:
                   Accounts receivable                                                    (148,000)                   (11,000)
                   Inventory                                                              (157,000)                    32,000
                   Other current assets                                                      7,000                      5,000
                   Other assets                                                             29,000                    (91,000)
                   Accounts payable                                                        157,000                      6,000
                   Accrued liabilities                                                     262,000                    106,000
                   Interest Payable                                                         87,000                          -
                                                                             ----------------------     ----------------------
                                 Net cash used in
                                 operating activities                                   (2,664,000)                (2,503,000)
                                                                             ----------------------     ----------------------

Cash flow from investing activities:
        Purchase of equipment                                                              (73,000)                  (235,000)
        Issuance of notes receivable                                                        (5,000)                         -
                                                                             ----------------------     ----------------------
                                 Net cash used in
                                 investing activities                                      (78,000)                  (235,000)
                                                                             ----------------------     ----------------------

Cash flow from financing activities:
        Issuance of common stock                                                         1,092,000                          -
        Proceeds from convertible debt with attached warrants                              900,000                          -
        Principal payments on capital lease obligation                                      (7,000)                    (2,000)
                                                                             ----------------------     ----------------------
                                 Net cash provided/(used) by
                                 financing activities                                    1,985,000                     (2,000)
                                                                             ----------------------     ----------------------

Net decrease in cash                                                                      (757,000)                (2,740,000)

Cash, beginning of period                                                                  906,000                  3,259,000
                                                                             ----------------------     ----------------------

Cash, end of period                                                                      $ 149,000                  $ 519,000
                                                                             ----------------------     ----------------------



------------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                                                    F-5

                   ONE WORLD ONLINE.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------
(1)  Interim Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of One World Online.com, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2000 and the results of operations and cash flows for the six months ended December 31, 2000 and the results of operations for the three months ended December 31, 2000. The results of operations and cash flows for the periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

(2)  Basic and Diluted Net Loss Per Common Share

Net loss per share is based on the weighted average number of shares outstanding at December 31, 2000. Stock options are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented in which the Company incurred a net loss. The Company has common stock options outstanding at December 31, 2000 that, if exercised, would result in the issuance of an additional 4,659,706 shares of common stock.

(3)  Convertible Revolving Loan

In October 2000, the Company entered into a Revolving Loan and Security Agreement with Tradeco Corp., a Utah corporation and a nominee of David N. Nemelka, the Company's President. Under the terms of the agreement Tradeco Corp. agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $2,000,000 for a twelve month period. The Company borrowed $500,000 under the Revolving Loan and Security Agreement in November 2000 and $400,000 in December 2000. All amounts lent are evidenced by convertible promissory notes that bear interest at the rate of percent (10%) per annum until the convertible note is paid in full or converted ("Revolving Loan Notes"). Principal and accrued interest is due and payable in a single balloon payment on January 15, 2002. The Notes are secured in a second position by substantially all of the assets of One World. The Revolving Loan Note holders have the right, at any time prior to the maturity date, to convert the principal and accrued interest of the Revolving Loan Notes into common stock of the Company, at the lesser of (i) $3.50 per share or (ii) the average of the average closing bid price of the Company's common shares quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the ten trading days preceding the conversion date, subject to a minimum conversion price of one dollar ($1).
--------------------------------------------------------------------------------

                   ONE WORLD ONLINE.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------
As additional consideration, Revolving Loan Note holder is entitled to warrants to acquire one share of the Company's common stock for every two ($2) in funds (excluding interest) lent to the Company under the Revolving Loan and Security Agreement. Said warrants are exercisable at $5.50 per share for a period ending on the five year anniversary of the date of grant. The Company has agreed that if Tradeco Corp. will make an additional $200,000 investment in the Company under certain specified terms and conditions then the Company will reduce the exercise price of the warrants issued and to be issued under the Revolving Loan and Security Agreement from $5.50 per share to $3.00 per share.

The warrants granted have been valued based on the Black-Scholes pricing model. The value allocated to the warrants of $870,000 has been recorded as additional paid in capital. This amount is recognized as interest expense over the term of the loan. Thus in the current period interest expense of $101,000 was recorded that related to these warrants.
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended June 30, 2000. Wherever in this discussion the term "Company" is used, it should be understood to refer to One World Online.com, Inc. ("One World") and its wholly owned subsidiaries, One World Online Incorporated dba One World Online Marketing ("OWOL Marketing") and I Ventures, Inc. dba One World Online Technologies ("OWOL Technologies"), on a consolidated basis, except where the context clearly indicates otherwise. The Company's December 31, 2000 unaudited condensed consolidated financial statements assumes the acquisition of One World by OWOL Marketing and OWOL Technologies on November 12, 1998 (date of inception). Assets and liabilities of One World, OWOL Marketing and OWOL Technologies are reported at their historical book value. See Note 1 to the Company's Notes to Consolidated Financial Statements in the Company's June 30, 2000 Annual Report on Form 10-KSB/A.

Overview

         From its inception, the Company has incurred losses from operations. As of December 31, 2000 the Company had cumulative net losses applicable to common shares totaling $12,014,000. To date, the Company has focused primarily on developing its main product line of e-commerce sites, building the One World Community and related software, developing the ePassport benefits package, building a high-performance, scaleable hardware infrastructure, hiring capable personnel, developing its marketing plan, developing technology and e-commerce solutions and raising capital.

Financial Position

         The Company had $149,000 in cash and cash equivalents as of December 31, 2000. This represents a decrease of $757,000 from June 30, 2000. Working capital (deficit) as of December 31, 2000, decreased to ($1,315,000) as compared to ($435,000) at June 30, 2000. These decreases were largely due to ongoing selling, general and administrative costs and other expenses without sufficient revenues to cover such expenses. The Company also received $1,092,000 in proceeds from the issuance of common stock and incurred convertible debt with attached warrants in the principal amount of $900,000 during the six months ended December 31, 2000.

Three and Six Months Ended December 31, 2000 and 1999

         During the three and six months ended December 31, 2000, the Company had total operating revenues of $1,213,000 and $2,671,000, respectively, with a cost of sales of $366,000 and $672,000, respectively, and distributor incentives of $385,000 and $984,000, respectively. This is compared to operating revenues from the comparable periods from the prior year of $367,000 and $685,000, respectively, with a cost of sales of $234,000 and $524,000, respectively, and distributor incentives of $105,000 and $222,000, respectively. Cost of sales during the three and six months ended December 31, 1999 included certain direct labor costs resulting in the cost of sales as a percentage of revenues being higher than for the current period and as anticipated in future periods. The Company expects that in the future cost of sales and distributor expenses will generally fluctuate with sales. Sales for the three and six months ended December 31, 2000 were comprised primarily of revenues from e-commerce, IMC eMarketing web site creation, sales and hosting, ISP monthly fees, and the ePassport Benefits Package. Sales for the three and six months ended December 31, 1999 were comprised primarily of revenues from web site creation, sales and hosting. The Company will look to the One World Online.com Community Membership program, ISP monthly fees, ePassport sales, web site sales and hosting, and other product sales for future sales revenues.

         Approximately $100,000 of the Company's revenues for the six months ended December 31, 2000 were generated from promotional and marketing fees from Success Magazine, with which David N. Nemelka and Kelly M. Thayer, the Company's president and Chairman, respectively, are affiliated. The Company also accrued $63,000 in advertising fees to Success Magazine for Company advertising in the magazine during this same period.

         Selling, general and administrative ("SG&A") expenses were $2,115,000 and $4,347,000 for the three and six months ended December 31, 2000, compared with $1,384,000 and $2,655,000 for the comparable periods from the prior year. The increase resulted mainly from increases in (i) Shopping Dollar expense, (ii) payroll costs and (iii) stock option compensation expense.

         Net interest expense was $148,000 and $183,000 for the three and six months ended December 31, 2000, compared with interest income of $14,000 and $41,000 for the comparable periods from the prior year. The net interest expense for the three and six months ended December 31, 2000 relates primarily to interest expense on outstanding debt obligations and interest expense for warrants to acquire common stock that were granted in conjunction with the issuance of convertible debt.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the private placement of its common stock and debt securities. The Company generated $1,985,000 in net proceeds from financing activities during the six months ended December 31, 2000. The Company used net cash for operating activities of $2,664,000 during the six months ended December 31, 2000. As of December 31, 2000, the Company's liabilities totaled $3,755,000 which included $34,000 in capital lease obligation and $1,785,000 in convertible long term debt and interest payable. The Company had working capital (deficit) as of December 31, 2000 of ($1,315,000). The Company has approximately $295,000 in accrued liabilities relating to the accrued but unpaid salaries which primarily relates to amounts owed to David N. Nemelka, the Company's president, and Kelly M. Thayer, the Company's Chairman.

         The Company's capital requirements depend on numerous factors, including market acceptance of the ePassport benefits package, technical services, online community, web sites, ISP service and product sales. Capital requirements also depend on the amount of resources needed for its product development programs. As of February 9, 2001, the Company had not committed to spend any material amounts on capital expenditures. As of December 31, 2000, the Company had an estimated $855,000 in Shopping Dollar obligations that comprise part of the Company's reported accrued liabilities. On the Condensed Consolidated Statement of Operations the shopping dollar expense is classified as a selling expense. The Company is also highly dependent on its Internet Marketing Consultants' ("IMCs") ability to market its products and services. The Company expects to experience an increase in its capital expenditures and operating expenses consistent with the growth of its operations and staffing, and anticipates that this will continue for the foreseeable future. There can be no assurance, however, that the Company will continue to grow or that its products and services will be accepted by the market place.

         From January 2000 through April 4, 2000, the Company raised $1,519,000 through the sale of 10% Secured Convertible Promissory Notes (the "Notes"). As of December 31, 2000, there was $124,000 in accrued interest related to the Notes. The Notes are convertible into the Company's common stock at the conversion rate of $3.00 per share. The Notes are secured by substantially all of the assets of One World. Principal and accrued interest is due and payable in a single balloon payment on February 1, 2002. Any inability to pay off the Notes when they become due will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations and possibly resulting in the foreclosure by Note holders of substantially all of One World's assets.

         On or about May 22, 2000, the Company sold 300,000 Shares of Series A Convertible Preferred Stock to an entity controlled by David N. Nemelka, President and Chief Executive Officer of the Company, an entity controlled by Kelly M. Thayer, Chairman of the Company and an entity controlled by David R. Nemelka and Ingrid F. Nemelka, the parents of David N. Nemelka. The holders of the Series A Convertible Preferred Stock then contributed the stock to the OWOL Founders Voting Trust. The Series A Preferred Stock was issued in consideration for $900,000. $300,000 of the subscription price was paid on or before May 22, 2000. The remaining $600,000 of the subscription price is due on or about May 22, 2003, together with interest at the rate of eight percent (8%) per annum. Each share of Series A Convertible Preferred Stock is convertible, at the discretion of the holders, into one share of the Company's common stock.

         Except as otherwise required by applicable law, all voting rights of the Company are vested in and exercised by the holders of the common stock and Series A Convertible Preferred Stock, voting as a single group, with each share of common stock being entitled to one vote and each of the Series A Convertible

Preferred shares being entitled to 100 votes. The Series A Preferred Stock holders have the ability to cast 30,000,000 of the votes entitled to vote at a meeting or other action of the stockholders. This does not take into consideration the additional shares of common stock that are directly or beneficially owned by the Series A Preferred Stock holders. As a result, the Series A Preferred Stock holders effectively have voting control of the Company with respect to all matters submitted to the vote of the stockholders.

         In October 2000, the Company entered into a Revolving Loan and Security Agreement with Tradeco Corp., a Utah corporation and a nominee of David N. Nemelka. Under the terms of the agreement Tradeco Corp. agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $2,000,000 for a twelve month period. As of December 31, 2000 and February 9, 2001 the principal amounts of $900,000 and $1,400,000, respectively, were owing under the Revolving Loan and Security Agreement. As of December 31, 2000, there was $11,000 in accrued interest related to the principal amounts owing. Tradeco Corp.'s obligation to lend funds is limited by certain conditions set forth in the Revolving Loan and Security Agreement. All amounts lent are evidenced by convertible promissory notes that bear interest at the rate of percent (10%) per annum until the convertible note is paid in full or converted ("Revolving Loan Notes"). Principal and accrued interest is due and payable in a single balloon payment on January 15, 2002. The Revolving Loan Notes are not subject to any sinking fund. As additional consideration, Revolving Loan Note holder is entitled to warrants to acquire one share of the Company's common stock for every two ($2) in funds (excluding interest) lent to the Company under the Revolving Loan and Security Agreement. Said warrants are exercisable at $5.50 per share for a period ending on the five year anniversary of the date of grant. The Company has agreed that if Tradeco Corp. will make an additional $200,000 investment in the Company under certain specified terms and conditions then the Company will reduce the exercise price of the warrants issued and to be issued under the Revolving Loan and Security Agreement from $5.50 per share to $3.00 per share.

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

         The Company believes that existing funds, funds available under the Revolving Loan and anticipated revenues will be sufficient to support the Company's operations through March 2001. The Company will need to raise approximately $2,000,000 to $3,000,000 in additional funding to support its operations during the next twelve months. Such additional funding will be required to fully execute its business plan which includes continuing its focus as a seller of ePassport Benefits Packages, selling ISP access and services, building the virtual One World Online.com Community, selling consumer products, developing and selling web sites and related products and services. The Company has no firm commitments with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         The One World Online Charitable Foundation is a charitable organization ("OWOCF") that was established under Section 509(a)(3) of the Internal Revenue code of 1986, as amended (the "Code"). OWOCF was established in May 1999 by the founders of the Company to act as the charitable, community service arm of the One World Online.com, Inc. community. OWOCF owns all of the equity ownership of One World Online Charities, LLC ("OWOC"), a Utah limited liability company, and is the sole manager of OWOC. The Company has grand-fathered OWOC as the first distributor frontline to the Company in the Company's relationship marketing organization of independent distributors. This means that OWOC will receive a monthly payment from the Company based on the sales of the distributors below OWOC in the Company's network marketing organization. These payments could be as much as 6% of the shared revenue paid out to the independent distributors of the Company, however, the actual percentage paid to OWOC will likely be significantly less in any given month. The Company paid approximately $6,000 to

OWOC during the six months ended December 31, 2000. The Company has a perpetual right to purchase all of the membership interest owned by OWOCF in OWOC for the fair market value of this membership interest at the time the Company elects to purchase this interest. The fair market value will be determined by mutual agreement, or if agreement cannot be reached, by a panel of three arbitrators.

         The Company has granted stock options and issued warrants that are exercisable for approximately 5,716,040 shares of common stock at exercise prices ranging between $1.00 and $5.50 per share as of December 31, 2000. There can be no assurance that any of the stock options or warrants will be exercised.

         The Company does not expect any significant changes in the number of its employees during the next twelve months.

Inflation

         The Company does not expect the impact of inflation on operations to be significant.

Forward-Looking Statements

         When used in this Form 10-Q in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases about the future are intended to be "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions, although not all forward-looking statements contain such identifying words. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's strategy, future operations, financial position, prospects, plans and objectives of management, are forward-looking statements. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Form 10-Q are reasonable, ultimately it may not achieve such plans, intentions or expectations.

         The Company's actual results could differ materially from its expectations as a result of a number of factors, including, but not limited to the Company's ability to:

         o Increase the portion of revenues derived from retail sales of proprietary and affiliate's products to supplement its current revenue;

         o Maintain a roster of retail affiliates that provide an array of goods its members and prospective members want at prices its members and prospective members are willing and able to pay;

         o Price the products and services it offers, and the related Shopping Dollars awarded, so that it remains competitive while providing effective Shopping Dollar loyalty incentives;

         o Recruit, retain, incentivize, and support a growing number of independent marketing consultants or IMCs to sell the Company's products and services;

         o Structure the Shopping Dollars loyalty program to provide benefits attractive to members, while managing financial exposure and risk;

         o Develop, introduce, and support an array of new Company proprietary products, services, and features that will attract new IMCs and customers and increase merchandise sales;

         o Effectively compete in the company's highly competitive industry that is dependent on the success of independent IMCs;

         o Comply with all federal and state regulations and laws relating to the sale of the Company's products, including but not limited to complying with regulation and laws relating to direct sales and network marketing;

         o Obtain significant additional funding to continue operations and execute the Company's business plan; and

         o Recruit and retain an effective and productive management, technical, and related support staff to provide the services its IMCs and members require.

         The Company also discloses important factors that could cause the Company's actual results to differ materially from its expectations under the caption "Risk Factors" under the Management's Discussion and Analysis of Financial Condition and Results of Operations" Section in its Form 10-KSB for the period ended June 30, 2000. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         No change.

Item 2. Changes in Securities.

         In October 2000, the Company entered into a Revolving Loan and Security Agreement with Tradeco Corp., a Utah corporation and a nominee of David N. Nemelka. Under the terms of the agreement Tradeco Corp. agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $2,000,000 for a twelve month period. The Company borrowed $500,000 under the Revolving Loan and Security Agreement in November 2000 and $400,000 in December 2000. All amounts lent are evidenced by convertible promissory notes that bear interest at the rate of percent (10%) per annum until the convertible note is paid in full or converted ("Revolving Loan Notes"). Principal and accrued interest is due and payable in a single balloon payment on January 15, 2002. The Notes are secured in a second position by substantially all of the assets of One World. The Revolving Loan Note holders have the right, at any time prior to the maturity date, to convert the principal and accrued interest of the Revolving Loan Notes into common stock of the Company, at the lesser of (i) $3.50 per share or (ii) the average of the average closing bid price of the Company's common shares quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the ten trading days preceding the conversion date, subject to a minimum conversion price of one dollar ($1).

         As additional consideration, Revolving Loan Note holder is entitled to warrants to acquire one share of the Company's common stock for every two ($2) in funds (excluding interest) lent to the Company under the Revolving Loan and Security Agreement. Said warrants are exercisable at $5.50 per share for a period ending on the five year anniversary of the date of grant. The Company has agreed that if Tradeco Corp. will make an additional $200,000 investment in the Company under certain specified terms and conditions then the Company will reduce the exercise price of the warrants issued and to be issued under the Revolving Loan and Security Agreement from $5.50 per share to $3.00 per share. The securities issued under the Revolving Loan and Security Agreement were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and/or 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with its grant of stock options.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to Vote of Security Holders.

         None.

Item 5. Other Information.

         In January 2001 the Company reduced its work force by 11 people, which included Wayne Holbrook, president of OWOL Marketing, in order to become more focused and efficient in its operations.

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

         (b)      Reports on Form 8-K:

         On November 6, 2000, the Company filed a Current Report on Form 8-K, dated October 30, 2000, disclosing under Item 5 information relating to the Revolving Loan and Security Agreement and providing certain financial information.

         On December 18, 2000, the Company filed a Current Report on Form 8-K setting forth under Item 5 certain updated information relating to the Company's operations and prospects.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ONE WORLD ONLINE.COM, INC.


                                    By /s/ David N. Nemelka
                                       -------------------------
Date: February 14, 2001                David N. Nemelka
                                       President, Chief Executive Officer,
                                       Director

Date: February 14, 2001             By  /s/ Paul D. Korth
                                       ----------------------------
                                       Paul D. Korth
                                       Principal Financial and Chief Accounting
                                       Officer