Form 10-Q
period 2001-03-31
ONE WORLD ONLINE COM INC
filed 2001-05-17
CIK 821172

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding as of May 9, 2001
              -----                            -----------------------------
  Common Stock, $.001 par value                          23,378,122

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

Condensed Consolidated Statement of Operations for the Three
Months Ended March 31, 2001 and March 31, 2000 (unaudited)                F-3

Condensed Consolidated Statement of Operations for the Nine
Months Ended March 31, 2001 and March 31, 2000 (unaudited)                F-4

Condensed Consolidated Statement of Cash Flows for the Nine
Months Ended March 31, 2001 and March 31, 2000 (unaudited)                F-5

Notes to Condensed Consolidated Financial Statements (unaudited)     F-6, F-7

                                                                                                          ONE WORLD ONLINE.COM, INC.
                                                                                                Condensed Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------

              Assets                                                              Unaudited                       Audited
                                                                                March 31, 2001                 June 30, 2000
                                                                          ---------------------------     -------------------------
Current assets:
         Cash                                                                              $ 167,000                     $ 906,000
         Accounts receivable                                                                 129,000                             -
         Inventory, net                                                                      237,000                       136,000
         Other current assets                                                                 27,000                        55,000
                                                                          ---------------------------     -------------------------

                           Total current assets                                              560,000                     1,097,000

         Equipment, net                                                                      492,000                       653,000
         Notes Receivable                                                                     10,000                             -
         Other assets                                                                        161,000                       190,000
                                                                          ---------------------------     -------------------------

                            Total assets                                                 $ 1,223,000                   $ 1,940,000
                                                                          ---------------------------     -------------------------


------------------------------------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable                                                                  $ 304,000                     $ 267,000
         Accrued liabilities                                                               1,610,000                     1,250,000
         Current portion of capital lease obligation                                          15,000                        15,000
         Convertible debt and interest due within 1 year                                   1,681,000                             -
                                                                          ---------------------------     -------------------------
                           Total current liabilities                                       3,610,000                     1,532,000

         Convertible long-term debt                                                          100,000                     1,545,000
         Interest payable                                                                      1,000                        48,000
         Capital lease obligation                                                             15,000                             -
                                                                          ---------------------------     -------------------------
                            Total liabilities                                              3,726,000                     3,125,000

Stockholders' deficit
         Common stock                                                                         23,000                        16,000
         Preferred stock                                                                           -                             -
         Additional paid in capital                                                       13,010,000                     7,904,000
         Stock subscription receivable                                                      (600,000)                     (600,000)
         Accumulated deficit                                                             (14,936,000)                   (8,505,000)
                                                                          ---------------------------     -------------------------
                            Total stockholders' deficit                                   (2,503,000)                   (1,185,000)
                                                                          ---------------------------     -------------------------

                            Total liabilities and stockholders' deficit                  $ 1,223,000                   $ 1,940,000
                                                                          ---------------------------     -------------------------


------------------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                                                           F-2

                                                                                                 ONE WORLD ONLINE.COM, INC.
                                                                  Condensed Consolidated Statement of Operations (unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                         For The Three                 For The Three
                                                                          Months Ended                  Months Ended
                                                                         March 31, 2001                March 31, 2000
                                                                    -------------------------     -------------------------
Revenue                                                                            $ 913,000                     $ 473,000

Cost of sales                                                                        281,000                       465,000
                                                                    -------------------------     -------------------------

       Gross margin                                                                  632,000                         8,000

Distributor incentives                                                               263,000                       268,000
Selling, general and administrative expenses                                       1,732,000                     1,135,000
Interest Expense/(Income)                                                          1,595,000                       251,000
Other Expense/(Income)                                                               (36,000)                      (11,000)
                                                                    -------------------------     -------------------------

       Loss before income taxes                                                   (2,922,000)                   (1,635,000)
                                                                    -------------------------     -------------------------

Income tax benefit                                                                         -                             -

       Net Loss                                                                 $ (2,922,000)                 $ (1,635,000)
                                                                    -------------------------     -------------------------

Loss per share - basic and diluted                                                     (0.18)                        (0.11)
                                                                    -------------------------     -------------------------

Weighted average shares -  basic and diluted                                      16,454,000                    15,475,000
                                                                    -------------------------     -------------------------

---------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements                                                  F-3

                                                                                             ONE WORLD ONLINE.COM, INC.
                                                             Condensed Consolidated Statement of Operations (unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                         For The Nine                 For The Nine
                                                                         Months Ended                 Months Ended
                                                                        March 31, 2001               March 31, 2000
                                                                    -----------------------     -----------------------
Revenue                                                                        $ 3,584,000                 $ 1,158,000

Cost of sales                                                                      953,000                     989,000
                                                                    -----------------------     -----------------------
       Gross margin                                                              2,631,000                     169,000

Distributor incentives                                                           1,247,000                     490,000
Selling, general and administrative expenses                                     6,079,000                   3,790,000
Interest Expense/(Income)                                                        1,777,000                     251,000
Other Expense/(Income)                                                             (41,000)                    (67,000)
                                                                    -----------------------     -----------------------
       Loss before income taxes                                                 (6,431,000)                 (4,295,000)
                                                                    -----------------------     -----------------------

Income tax benefit                                                                       -                           -

       Net Loss                                                               $ (6,431,000)               $ (4,295,000)
                                                                    -----------------------     -----------------------

Loss per share - basic and diluted                                                   (0.40)                      (0.28)
                                                                    -----------------------     -----------------------

Weighted average shares -  basic and diluted                                    16,104,000                  15,475,000
                                                                    -----------------------     -----------------------

-----------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements                                               F-4

                                                                                  ONE WORLD ONLINE.COM, INC.
                                                  Condensed Consolidated Statement of Cash Flows (unaudited)
------------------------------------------------------------------------------------------------------------

                                                              For The Nine                    For The Nine
                                                              Months Ended                    Months Ended
                                                             March 31, 2001                  March 31, 2000
                                                             --------------                  --------------
Cash flows from operating activities:
     Net loss                                                $ (6,431,000)                    $ (4,295,000)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation                                             229,000                          168,000
         Write off/loss on fixed assets                            17,000                                -
         Common stock option compensation expense                 355,000                                -
         Interest expense for warrants granted with debt        1,626,000                                -
         Interest expense on convertible debt                      40,000                          251,000
         Change in:
           Accounts receivable                                   (129,000)                         (19,000)
           Inventory                                             (101,000)                          78,000
           Other current assets                                    28,000                          (33,000)
           Other assets                                            29,000                          (99,000)
           Accounts payable                                        37,000                           11,000
           Accrued liabilities                                    360,000                          319,000
           Interest Payable                                       115,000                                -
                                                             -------------                    -------------
                   Net cash used in
                   operating activities                        (3,825,000)                      (3,619,000)
                                                             -------------                    -------------

Cash flow from investing activities:
     Purchase of equipment                                        (84,000)                        (262,000)
     Issuance of notes receivable                                 (10,000)                               -
                                                             -------------                    -------------
                   Net cash used in
                   investing activities                           (94,000)                        (262,000)
                                                             -------------                    -------------

Cash flow from financing activities:
     Issuance of common stock                                   1,092,000                                -
     Issuance of convertible long-term debt                       100,000                        1,504,000
     Proceeds from convertible line of credit                   1,999,000                                -
     Principal payments on capital lease obligation               (11,000)                          (4,000)
                                                             -------------                    -------------
                   Net cash provided by
                   financing activities                         3,180,000                        1,500,000
                                                             -------------                    -------------

Net decrease in cash                                             (739,000)                      (2,381,000)

Cash, beginning of period                                         906,000                        3,259,000
                                                             -------------                    -------------

Cash, end of period                                             $ 167,000                        $ 878,000
                                                             -------------                    -------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements                                    F-5

                                                      ONE WORLD ONLINE.COM, INC.
                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

(1)  Interim Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of One World Online.com, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the nine months ended March 31, 2001 and the results of operations for the three months ended March 31, 2001. The results of operations and cash flows for the periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

(2)  Basic and Diluted Net Loss Per Common Share

Net loss per share is based on the weighted average number of shares outstanding at March 31, 2001. Stock options are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented in which the Company incurred a net loss. The Company has common stock options outstanding at March 31, 2001 that, if exercised, would result in the issuance of an additional 5,394,081 shares of common stock.

(3)  Convertible Revolving Loan

In October 2000, the Company entered into a Revolving Loan and Security Agreement with Tradeco Corp., a Utah corporation and a nominee of David N. Nemelka, the Company's President. Under the terms of the agreement Tradeco Corp. agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $2,000,000 for a twelve month period. All amounts lent were evidenced by convertible promissory notes. As of March 26, 2001, the Company had borrowed $1,851,589 under the Revolving Loan and Security Agreement. At that time the Company understood that Tradeco Corp. may not fund the remaining $148,411 that was available for draw under the $2,000,000 Revolving Loan as a result of a material adverse change in the financial condition and results of operations of the Company. In addition, the Company had been unsuccessful in obtaining further material funding commitments. As a result, the Company proposed on March 26, 2001 that Tradeco Corp. (i) fund the remaining $148,411 under the Revolving Loan and (ii) make an additional $150,000 investment in the Company in exchange for common stock at the price of $.30 per share and warrants exercisable for 500,000 shares of common stock at $.50 per share (the "New Investment Terms"). As a further incentive to invest the additional funds, the Company orally agreed that if the proposed funding was received the Company would lower the conversion price on the Revolving Loan from a floating rate subject to a $1.00 floor to $.30 per share and

--------------------------------------------------------------------------------

                                                      ONE WORLD ONLINE.COM, INC.
                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

lower the exercise price on the related warrants from $5.50 to $1.00 per share provided Tradeco Corp. immediately convert all amounts owing under the Revolving Loan into common stock. On March 26, 2001, Tradeco Corp. orally accepted the Company's offer by investing the $148,411 that remained owing under the Revolving Loan, giving notice of conversion of all $2,000,000 in principal plus accrued interest into 6,801,788 shares of common stock at the conversion price of $.30 per share and agreed to invest another $150,000 as per the New Investment Terms no later than June 20, 2001.

The warrants granted in conjunction with the Revolving Loan and Security Agreement have been valued based on the Black-Scholes pricing model. The total value allocated to the warrants of $1,626,000 has been recorded as additional paid in capital and recognized as interest expense (a non-cash expense). For the quarters ending 12/31/00 and 03/31/01, $101,000 and $1,525,000 were recorded as interest expense.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended June 30, 2000 and the Current Report on form 8-K, dated December 18, 2000. Wherever in this discussion the term "Company" is used, it should be understood to refer to One World Online.com, Inc. ("One World") and its wholly owned subsidiaries, One World Online Incorporated dba One World Online Marketing ("OWOL Marketing") and I Ventures, Inc. dba One World Online Technologies ("OWOL Technologies"), on a consolidated basis, except where the context clearly indicates otherwise. The Company's March 31, 2001 unaudited condensed consolidated financial statements assumes the acquisition of One World by OWOL Marketing and OWOL Technologies on November 12, 1998 (date of inception). Assets and liabilities of One World, OWOL Marketing and OWOL Technologies are reported at their historical book value. See
Note 1 to the Company's Notes to Consolidated Financial Statements in the Company's June 30, 2000 Annual Report on Form 10-KSB/A.

Overview

         From its inception, the Company has incurred losses from operations. As of March 31, 2001 the Company had cumulative net losses applicable to common shares totaling $14,936,000. To date, the Company has focused primarily on building the One World Community and related software, developing the ePassport benefits package, developing its IMC eMarketing web site, building a high-performance, scaleable hardware infrastructure, hiring capable personnel, developing its marketing plan, developing technology and e-commerce solutions and raising capital.

Financial Position

         The Company had $167,000 in cash and cash equivalents as of March 31, 2001. This represents a decrease of $739,000 from June 30, 2000. Working capital (deficit) as of March 31, 2001, decreased to ($3,050,000) as compared to ($435,000) at June 30, 2000. These decreases were largely due to $1,681,000 in convertible debt (including accrued interest) that became a current liability of the Company in the quarterly period ended March 31, 2001, ongoing selling, general and administrative costs and other expenses without sufficient revenues to cover such expenses. The Company also received $3,180,000 in net cash from financing activities during the nine months ended March 31, 2001. As of March 31, 2001, the Company's liabilities totaled $3,726,000 and the Company's assets totaled $1,223,000.

Three and Nine Months Ended March 31, 2001 and 2000

         During the three and nine months ended March 31, 2001, the Company had total operating revenues of $913,000 and $3,584,000, respectively, with a cost of sales of $281,000 and $953,000, respectively, and distributor incentives of $263,000 and $1,247,000, respectively. This is compared to operating revenues from the comparable periods from the prior year of $473,000 and $1,158,000, respectively, with a cost of sales of $465,000 and $989,000, respectively, and distributor incentives of $268,000 and $490,000, respectively. Cost of sales during the three and nine months ended March 31, 2000 included certain direct labor costs resulting in the cost of sales as a percentage of revenues being higher than for the current period and as anticipated in future periods. The Company expects that in the future cost of sales and distributor expenses will generally fluctuate with sales. Sales for the three and nine months ended March 31, 2001 were comprised primarily of revenues from IMC eMarketing web site creation, sales and hosting, ISP monthly fees, and the ePassport Benefits Package. Sales for the three and nine months ended March 31, 2000 were comprised primarily of revenues from web site creation, sales and hosting. The Company will look to annual ePassport fees, ISP monthly fees, ePassport sales, web site sales and hosting, and other product sales for future sales revenues.

         During each of the last three quarterly periods the Company's operating revenues have decreased. For the quarterly periods ended September 30, 2000, December 31, 2000 and March 31, 2001 the Company's operating revenues were $1,458,000, $1,213,000 and $913,000, respectively. Operating revenues have declined because the Company's volume of sales and rate of new customer acquisition have decreased. There can be no assurance that the Company's quarterly revenues will not continue to decrease in future periods.

         Approximately $100,000 of the Company's revenues for the nine months ended March 31, 2001 were generated from promotional and marketing fees from Success Magazine, with which David N. Nemelka and Kelly M. Thayer, the Company's president and Chairman, respectively, are affiliated. The Company also accrued $63,000 in advertising fees to Success Magazine for Company advertising in the magazine during this same period.

         Selling, general and administrative ("SG&A") expenses were $1,732,000 and $6,079,000 for the three and nine months ended March 31, 2001, compared with $1,135,000 and $3,790,000 for the comparable periods from the prior year. The increase resulted mainly from increases in (i) Shopping Dollar expense, (ii) payroll costs and (iii) stock option compensation expense (applicable primarily to the nine month periods and not to the three month periods). It should be noted however, that during each of the last three quarterly periods the Company's SG&A expenses have decreased. The decreases during the last three quarterly periods resulted mainly from (i) reductions in the number of employees employed by the Company, (ii) variations in Shopping Dollar expense, and (iii) variations in stock option compensation expense.

         In October 2000, the Company entered into a Revolving Loan and Security Agreement (the "Revolving Loan") with Tradeco Corp., a Utah corporation. Tradeco Corp. is a nominee of David N. Nemelka, the president of the Company. Under the terms of the agreement, Tradeco Corp. agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $2,000,000 for a twelve month period. The obligation of Tradeco Corp. to lend funds was limited by certain conditions set forth in the Revolving Loan, including the requirement that there not be any material adverse change in the financial condition or the results of operations of the Company. All amounts lent were evidenced by convertible promissory notes that bore interest at the rate of percent (10%) per annum until the convertible note was paid in full or converted ("Revolving Loan Notes"). Principal and accrued interest was due and payable on all Revolving Loan Notes in a single balloon payment on January 15, 2002. As additional consideration, Tradeco Corp. was entitled to warrants to acquire one share of the Company's common stock for every two ($2) in funds (excluding interest) lent to the Company under the Revolving Loan arrangement. Said warrants were exercisable at $5.50 per share for a period ending on the five year anniversary of the date of grant.

         Tradeco Corp. had the right, at Tradeco Corp.'s option, at any time prior to the maturity date, to convert the principal and accrued interest of the Revolving Loan Notes into common stock of the Company, at the lesser of (i) $3.50 per share or (ii) the average of the average closing bid price of the Company's common shares quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the ten trading days preceding the conversion date, subject to a minimum conversion price of one dollar ($1). Tradeco Corp. was required to convert all of the principal and accrued interest if any amount was converted.

         As of March 26, 2001, Tradeco Corp. had lent funds in the principal amount of $1,851,589 under the Revolving Loan arrangement. At that time the Company understood that Tradeco Corp. may not fund the remaining $148,411 that was available for draw under the $2,000,000 Revolving Loan as a result of a material adverse change in the financial condition and results of operations of the Company. In addition, the Company had been unsuccessful in getting further material funding commitments. As a result, the Company proposed on March 26, 2001 that Tradeco Corp. (i) fund the remaining $148,411 under the Revolving Loan and (ii) make an additional $150,000 investment in the Company in exchange for common stock at the price of $.30 per share and warrants exercisable for 500,000 shares of common stock at $.50 per share (the "New Investment Terms"). As a further incentive to invest the additional funds, the Company orally agreed that if the proposed funding was received the Company would lower the conversion price on the Revolving Loan from a floating rate subject to a $1.00 floor to $.30 per share and lower the exercise price on the related warrants from $5.50 to $1.00 per share provided Tradeco Corp. immediately convert all amounts owing under the Revolving Loan into common stock.

         On or about March 26, 2001, Tradeco Corp. orally accepted the Company's offer by investing the $148,411 that remained owing under the Revolving Loan, giving notice of conversion of all $2,000,000 in principal plus accrued interest into 6,801,788 shares of common stock at the conversion price of $.30 per share and agreed to invest another $150,000 as per the New Investment Terms no later than June 20, 2001.

         The warrants granted in conjunction with the Revolving Loan and Security Agreement have been valued based on the Black-Scholes pricing model. The total value allocated to the warrants of $1,626,000 has been recorded as additional paid in capital and recognized as interest expense (a non-cash expense) over the term of the loan. For the quarters ending December 31, 2000 and March 31, 2001 respectively, $101,000 and $1,525,000 were recorded as interest expense.

         Net interest expense was $1,595,000 and $1,777,000 for the three and nine months ended March 31, 2001, compared with net interest expense of $251,000 and $251,000 for the comparable periods from the prior year. The increase in net interest expense for these periods relates primarily to interest expense associated with the amendment to the warrant terms and conversion of the convertible debt, as described above.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the private placement of its common stock and debt securities. The Company generated $3,180,000 in net proceeds from financing activities during the nine months ended March 31, 2001. The Company used net cash for operating activities of $3,825,000 during the nine months ended March 31, 2001. As of March 31, 2001, the Company's liabilities totaled $3,726,000 which included a $30,000 in capital lease obligation and $100,000 in convertible long term debt. The Company had working capital (deficit) as of March 31, 2001 of ($3,050,000). The Company has approximately $331,000 in accrued liabilities relating to the accrued but unpaid salaries which primarily relates to amounts owed to David N. Nemelka, the Company's president, and Kelly M. Thayer, the Company's Chairman.

         The Company's capital requirements depend on numerous factors, including market acceptance of the ePassport benefits package, technical services, online community, web sites, ISP service and product sales. Capital requirements also depend on the amount of resources needed for its product development programs. As of May 9, 2001, the Company had not committed to spend any material amounts on capital expenditures. As of March 31, 2001, the Company had an estimated $996,000 in Shopping Dollar obligations that comprise part of the Company's reported accrued liabilities. On the Condensed Consolidated Statement of Operations the shopping dollar expense is classified as a selling expense. The Company is also highly dependent on its Internet Marketing Consultants' ("IMCs") ability to market its products and services. If the Company grows, it expects to experience an increase in its capital expenditures and operating expenses consistent with the growth of its operations and staffing. The Company's sales have been decreasing in recent months and there can be no assurance that the Company will grow or that its products and services will be accepted by the market place.

         From January 2000 through April 4, 2000, the Company raised $1,519,000 through the sale of 10% Secured Convertible Promissory Notes (the "Notes"). As of March 31, 2001, there was $162,000 in accrued interest related to the Notes. The Notes are convertible into the Company's common stock at the conversion rate of $3.00 per share. The Notes are secured by substantially all of the assets of One World. Principal and accrued interest is due and payable in a single balloon payment on February 1, 2002. Any inability to pay off the Notes when they become due will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations and possibly resulting in the foreclosure by Note holders of substantially all of One World's assets.

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

         In February 2001 the Company issued and sold convertible promissory notes in the principal amount of $100,000 (the "2001 Notes") and Series B Warrants exercisable for 50,000 shares of common stock. The 2001 Notes accrue interest at the rate of 10% per annum. Principal and accrued interest is due and payable in a single balloon payment on March 1, 2004. The 2001 Notes are unsecured and are subject to call upon the occurrence of certain events. The 2001 Notes are convertible into the Company's common stock at the lesser of (i) $3.50 per share or (ii) a twenty percent (20%) discount to the average closing bid price of the Company's common stock as quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the ten trading days preceding the conversion date, subject to a minimum conversion price of one dollar ($1.00). The Warrants are exercisable at an exercise price equal to $3.00 per share for a three year term and are subject to adjustment and call upon the occurrence of certain events.

         In March 2001, the Company converted the amount owing under the Revolving Loan to equity as described above. See "--Three and Nine Months Ended March 31, 2001 and 2000."

         The Company had previously invested $100,000 in a private Company called Thinmillionaire.com, Inc. In January, 2001 R. Odyssey Ventures, Inc., a company with which David R. Nemelka (the father of David N. Nemelka) is affiliated, purchased the Company's interest in Thinmillionaire.com, Inc. for $110,000 which $110,000 purchase price, the Company believes is at or in excess of the fair market value of said securities.

         The One World Online Charitable Foundation is a charitable organization ("OWOCF") that was established under Section 509(a)(3) of the Internal Revenue code of 1986, as amended (the "Code"). OWOCF was established in May 1999 by the founders of the Company to act as the charitable, community service arm of the One World Online.com, Inc. community. OWOCF owns all of the equity ownership of One World Online Charities, LLC ("OWOC"), a Utah limited liability company, and is the sole manager of OWOC. The Company has grand-fathered OWOC as the first distributor frontline to the Company in the Company's relationship marketing organization of independent distributors. This means that OWOC will receive a monthly payment from the Company based on the sales of the distributors below OWOC in the Company's network marketing organization. These payments could be as much as 6% of the shared revenue paid out to the independent distributors of the Company, however, the actual percentage paid to OWOC will likely be significantly less in any given month. The Company paid approximately $9,200 to OWOC during the nine months ended March 31, 2001. The Company has a perpetual right to purchase all of the membership interest owned by OWOCF in OWOC for the fair market value of this membership interest at the time the Company elects to purchase this interest. The fair market value will be determined by mutual agreement, or if agreement cannot be reached, by a panel of three arbitrators.

         Since January 1, 2001, approximately 50% of the Company's workforce has been terminated or laid-off. The terminations and lay-offs were done to reduce operating costs. The Company believes that staffing levels are adequate for the Company's current level of business.

         The Company has granted stock options and issued warrants that are exercisable for approximately 7,050,415 shares of common stock at exercise prices ranging between $0.313 and $5.50 per share as of March 31, 2001. There can be no assurance that any of the stock options or warrants will be exercised.

         The Company is in need of immediate funds to continue its operations. Existing funds and anticipated revenues will not be sufficient to support Company operations in the immediate future. Currently, the Company requires cash for continuing operations, consumer products, Shopping Dollar redemptions, technology upgrades, ePassport Benefits Packages, ISP access and services, building the virtual One World Online.com Community, developing and selling web sites and related products and services and other working capital needs. The Company estimates that it will require approximately $2.0 million in capital from external sources to fund its ongoing requirements during 2001. The Company may attempt to accelerate the implementation of its business model by raising capital in addition to the required $2.0 million. As in the past, in order to obtain its required capital, the Company will rely principally on the sale of securities, either to unaffiliated parties or to its officers, directors, and principal stockholders.

         The Company has no firm commitments to obtain additional financing, and there can be no assurance that additional financing will be available on commercially reasonable terms, or at all. Any inability to obtain additional financing in the immediate future will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

Inflation

         The Company does not expect the impact of inflation on operations to be significant and the impact of inflation has not been significant in prior periods.

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

                     [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         No change.

Item 2. Changes in Securities.

         In February 2001 the Company issued and sold convertible promissory notes in the principal amount of $100,000 (the "2001 Notes") and Series B Warrants exercisable for 50,000 shares of common stock. The 2001 Notes accrue interest at the rate of 10% per annum. Principal and accrued interest is due and payable in a single balloon payment on March 1, 2004. The 2001 Notes are unsecured and are subject to call upon the occurrence of certain events. The 2001 Notes are convertible into the Company's common stock at the lesser of (i) $3.50 per share or (ii) a twenty percent (20%) discount to the average closing bid price of the Company's common stock as quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the ten trading days preceding the conversion date, subject to a minimum conversion price of one dollar ($1.00). The Warrants are exercisable at an exercise price equal to $3.00 per share for a three year term and are subject to adjustment and call upon the occurrence of certain events. The sale of these securities was exempt from registration under Rule 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with the sale of these securities.

         In October 2000, the Company entered into a Revolving Loan and Security Agreement (the "Revolving Loan") with Tradeco Corp., a Utah corporation. Tradeco Corp. is a nominee of David N. Nemelka, the president of the Company. Under the terms of the agreement, Tradeco Corp. agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $2,000,000 for a twelve month period. The obligation of Tradeco Corp. to lend funds was limited by certain conditions set forth in the Revolving Loan, including the requirement that there not be any material adverse change in the financial condition or the results of operations of the Company. All amounts lent were evidenced by convertible promissory notes that bore interest at the rate of percent (10%) per annum until the convertible note was paid in full or converted ("Revolving Loan Notes"). Principal and accrued interest was due and payable on all Revolving Loan Notes in a single balloon payment on January 15, 2002. As additional consideration, Tradeco Corp. was entitled to warrants to acquire one share of the Company's common stock for every two ($2) in funds (excluding interest) lent to the Company under the Revolving Loan arrangement. Said warrants were exercisable at $5.50 per share for a period ending on the five year anniversary of the date of grant. For the quarter ending March 31, 2001, Tradeco Corp. provided $1,100,000 in funding under the Revolving Loan and received warrants exercisable for 550,000 shares of stock.

         Tradeco Corp. had the right, at Tradeco Corp.'s option, at any time prior to the maturity date, to convert the principal and accrued interest of the Revolving Loan Notes into common stock of the Company, at the lesser of (i) $3.50 per share or (ii) the average of the average closing bid price of the Company's common shares quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the ten trading days preceding the conversion date, subject to a minimum conversion price of one dollar ($1). Tradeco Corp. was required to convert all of the principal and accrued interest if any amount was converted.

         As of March 26, 2001, Tradeco Corp. had lent funds in the principal amount of $1,851,589 under the Revolving Loan arrangement. At that time the Company understood that Tradeco Corp. may not fund the remaining $148,411 that was available for draw under the $2,000,000 Revolving Loan as a result of a material adverse change in the financial condition and results of operations of the Company. In addition, the Company had been unsuccessful in getting further material funding commitments. As a result, the Company proposed on March 26, 2001 that Tradeco Corp. (i) fund the remaining $148,411 under the Revolving Loan and (ii) make an additional $150,000 investment in the Company in exchange for common stock at the price of $.30 per share and warrants exercisable for 500,000 shares of common stock at $.50 per share (the "New Investment Terms"). As a further incentive to invest the additional funds, the Company orally agreed that if the proposed funding was received the Company would lower the conversion price on the Revolving Loan from a floating rate subject to a $1.00 floor to $.30 per share and lower the exercise price on the related warrants from $5.50 to $1.00 per share provided Tradeco Corp. immediately convert all amounts owing under the Revolving Loan into common stock.

         On or about March 26, 2001, Tradeco Corp. orally accepted the Company's offer by investing the $148,411 that remained owing under the Revolving Loan, giving notice of conversion of all $2,000,000 in principal plus accrued interest into 6,801,788 shares of common stock at the conversion price of $.30 per share and agreed to invest another $150,000 as per the New Investment Terms no later than June 20, 2001. On April 19, 2001, Tradeco Corp. invested $150,000 under the New Investment Terms.

         The securities issued under the Revolving Loan and Security Agreement and New Investment Terms were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and/or 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

         During the three months ending March 31, 2001, the Company granted stock options exercisable for 2,006,000 shares of the Company's common stock at an exercise price $.31 per share. Options to acquire 981,000 shares were issued to employees of the Company under the Company's stock option plan. Options to acquire 1,025,000 shares of the Company's common stock were issued to Company IMC's who are sophisticated and accredited investors (and, in a limited number of cases the IMC's were sophisticated but not accredited). The stock option grants were exempt from registration under Rule 506 of Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933 and/or because the stock option grants did not constitute sales under Section 5 of the Securities Act of 1933. The Company did not use an underwriter in connection with its grant of stock options. The Company also had stock options exercisable for 1,271,625 shares of Common Stock that expired or were terminated during this period as a result of lay-offs and terminations of employees and consultants.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to Vote of Security Holders.

         The Company held its annual meeting of stockholders on January 5, 2001, at which meeting certain members of the Company's Board of Directors (the "Board") were elected. The terms of Kelly M. Thayer, David N. Nemelka, David Bradford and Craig Case, comprising all of the members of the Board, expired at this annual meeting.

         Each Board member immediately prior to the annual meeting was nominated by the Board for reelection. The stockholders then elected Kelly M. Thayer, David N. Nemelka, David Bradford and Craig Case to the Board until the next annual meeting of directors. Each of the directors received 36,024,276 votes for their reelection and no stockholder withheld authority.

Item 5. Other Information.

         Craig Case resigned as a director of the Company effective as of January 31, 2001. Since that date, Mr. Case is now the acting Vice President of Sales and Marketing for the Company.

         In February 2001, B. Ray Zoll, the former Executive Vice President and Corporate Counsel for the Company's subsidiary OWOL Marketing, resigned. Mr. Zoll now works as a private attorney and still provides services to the Company.

         In March 2001, the Company laid-off Paul Korth, the Company's former Secretary, Treasurer and Controller. Mr. Korth continues to provide financial consulting services to the Company.

         In May 2001, the Company terminated Bob Wright, the Chief Technical Officer of OWOL Technologies.

         In May 2000, the Company entered into a financial advisory agreement with Sands Brothers & Co., Ltd. ("Sands Brothers"), a registered broker/dealer. Pursuant to the Agreement, the Company issued 5-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price equal to $3.50 per share. Sands Brothers agreed to donate ten percent (10%) of the warrants to the One World Charitable Foundation. The warrants vested immediately as to 375,000 shares ("Initial Tranche"), with the balance of 375,000 shares ("Second Tranche") vesting upon Sands Brothers arranging a financing transaction of at least $7.5 Million on the Company's behalf on terms acceptable to the Company. In addition, any unexercised warrants in the Initial Tranche were to be forfeited by Sands Brothers in the event Sands Brothers was unable to arrange a financing transaction of at least $1 Million by November 2000. The warrants contained anti-dilution rights, cashless exercise provisions, survival in the event of a merger of the Company, piggy-back registration rights and one demand registration (which is forfeited in the event Sands Brothers fails to arrange a financing transaction of at least $7.5 Million on the Company's behalf on terms acceptable to the Company).

         The Sands Brothers agreement also provided that for a period of not less than five (5) years from the consummation of any financing transaction the Company would, at Sands Brothers' option and if so requested by Sands Brothers, recommend and use its reasonable efforts to elect one designee of Sands Brothers at the option of Sands Brothers, either as a member of or nonvoting advisor to its board of directors; such designee, if elected or appointed, could attend meetings of the board and would receive no more or less compensation than is paid to other non-management directors of the Company and would be entitled to receive reimbursement for all reasonable costs incurred in attending such meetings including, but not limited to, food, lodging and transportation. In addition, the agreement granted Sands Brothers a right of first refusal with respect to any financing transactions during the term of the parties agreement. Holders of 50,250 of the 375,000 warrants granted in the Initial Tranche attempted to exercise these warrants prior to November 2000. The Company did not honor this warrant exercise, The Company believes that Sands Brothers materially breached the financial advisory agreement, thereby extinguishing all current obligations of the Company with respect to the financial advisory agreement and related warrants. The Company has also given notice of termination of the Sands Brothers agreement. If a dispute between the parties arises with respect to the financial advisory arrangement, it will be subject to all of the risks and uncertainties of litigation and the outcome cannot be predicted. Specifically, there is no assurance that the Company will be successful in resolving any such claims on acceptable terms and the Company may incur significant costs in asserting its claims and defenses.

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

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------

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

3(ii).2      Bylaws of OWOL  Marketing  (Incorporated  by  referenced to Exhibit
             3(ii).2 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

3(ii).3 Bylaws of OWOL Technologies (Incorporated by referenced to Exhibit 3(ii).3 of the Company's Annual Report on Form 10-KSB dated June 30, 1999)

4.1 Form of convertible Promissory Note (Incorporated by referenced to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB dated June 30, 2000)

10.1         Form of Master Security  Agreement  (Incorporated  by referenced to
             Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB dated September 30, 2000)

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

10.8         Form  of  Convertible  Promissory  Note  issued  to  February  2001 investor

10.9         Form of Series A Warrant

10.10        Form of Series B Warrant


         (b)  Reports on Form 8-K:

         On January 19, 2001, the Company filed a Current Report on Form 8-K, dated January 18, 2001, announcing under Item 5 that the Company had withdrawn its application for listing on the Nasdaq SmallCap Market.

         On March 23, 2001, the Company filed a Current Report on Form 8-K disclosing employee lay-offs under Item 9.

         On March 27, 2001, the Company filed a Current Report on Form 8-K, dated March 26, 2001, disclosing under Item 9 the conversion of the Revolving Loan and amendment of the terms thereto.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ONE WORLD ONLINE.COM, INC.


Date: May 16, 2001                         By  /s/ David N. Nemelka
                                              --------------------------------
                                              David N. Nemelka
                                              Chief Executive Officer, Principal
                                              Financial Officer, and Director